Form 10-Q
period 1997-03-31
WILLCOX & GIBBS INC /DE
filed 1997-05-16
CIK 1037070

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997
Commission file number _________

                              WILLCOX & GIBBS, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                               22-3308457
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

  900 Milik Street, Carteret, New Jersey                07008
  (Address of principal executive offices)            (Zip Code)

                                 (908) 541-6255
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            DATE                    CLASS                    SHARES OUTSTANDING
            ----                    -----                    ------------------
      March 31, 1997             Common Stock                    987,223

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I - Financial Information                                              PAGE
                                                                            ----
          Consolidated Balance Sheets (Unaudited) at
               March 31, 1997 and December 31, 1996                           3

          Consolidated Statements of Operations (Unaudited)
               for the Three Months Ended March 31, 1997 and 1996             5

          Consolidated Statements of Cash Flows (Unaudited)
               for the Three Months Ended March 31, 1997 and 1996             6

          Notes to Consolidated Financial Statements (Unaudited)              8

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

PART II - Other Information                                                  14


                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)


                                                                           March 31,  December 31,
                                                                             1997        1996
                                                                           ---------   ----------
                                                                                 (Unaudited)
ASSETS

Current Assets:
      Cash                                                                  $  1,667   $    882
      Accounts receivable, less allowance for doubtful
          accounts of $3,506 in 1997 and $2,419 in 1996                       32,416     22,336
      Inventories                                                             49,229     34,224
      Prepaid expenses and other current assets                                4,862      2,655
      Assets held for sale                                                       826          -
      Deferred income taxes                                                      939        804
                                                                            --------   --------
        Total current assets                                                  89,939     60,901

Property and equipment, net                                                    5,475      4,400
Deferred financing costs, less accumulated
      amortization of $153 in 1997 and $812 in 1996                            4,122      2,323
                                                                            --------   --------
Intangible assets, less accumulated amortization of
      $431 in 1997 and $229 in 1996                                           31,719     11,060

Other assets                                                                   1,384      1,044
                                                                            --------   --------

                                                                            $132,639   $ 79,728
                                                                            --------   --------

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)


                                                                 March 31,   December 31,
                                                                   1997         1996
                                                                 ---------    ---------
                                                                       (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Revolving line of credit                                    $   4,314    $  19,347
      Book overdrafts                                                 1,495        1,499
      Current installments of long-term debt                            610        3,195
      Trade accounts payable                                         17,700       12,806
      Income taxes payable                                               -          642
      Accrued liabilities and other current liabilities               9,868        4,758
                                                                  ---------    ---------
        Total current liabilities                                    33,987       42,247

Deferred income taxes                                                   422          290
Accrued retirement benefits                                           2,517        2,452
Long-term debt, excluding current installments                       85,100       18,893
Other liabilities                                                       168          168
                                                                  ---------    ---------
        Total liabilities                                           122,194       64,050
                                                                  ---------    ---------

Common stock subject to put option                                    3,000        3,000

Stockholders' Equity:
      Common stock:
             Class A, $10 stated value.  Authorized
              1,500,000 shares; issued and outstanding
              987,223 in 1997 and 976,277 in 1996                     8,872        8,763
             Class B, no par value.  Authorized 250,000
              shares; none issued                                       -            -
             Class C, no par value.  Authorized 250,000
              shares; none issued                                       -            -
      Additional paid in capital                                        -          1,904
      Subscriptions receivable                                         (637)        (429)
      Retained earnings (accumulated deficit)                          (882)       2,202
      Cumulative translation adjustment                                  92          238
                                                                  ---------    ---------
        Total stockholders' equity                                    7,445       12,678
                                                                  ---------    ---------
                                                                  $ 132,639    $  79,728
                                                                  ---------    ---------

         See accompanying notes to unaudited consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands, except per share amounts)


                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           1997          1996
                                                         ---------    ---------
                                                              (Unaudited)


Net sales                                                $  42,043    $  26,320
Cost of goods sold                                          29,084       17,976
                                                         ---------    ---------
     Gross profit                                          12,959        8,344

Selling, general, and administrative expenses               10,974        6,763
                                                         ---------    ---------
      Operating income                                       1,985        1,581

Interest expense                                             2,883        1,100
Other income, net                                               39           14
                                                         ---------    ---------
      Income (loss) before income taxes                       (859)         495

Income tax expense (benefit)                                  (356)         179

      Income (loss) before extraordinary item                 (503)         316

Extraordinary loss, net of income tax benefit               (1,557)           -
                                                         ---------    ---------
      Net Income (loss)                                  $  (2,060)   $     316
                                                         ---------    ---------

Earnings (loss) per common share and common share equivalent:

      Income (loss) before extraordinary item            $   (0.53)   $    0.32

      Extraordinary item, net                                (1.63)           -
                                                         ---------    ---------
        Net Income (loss) per share                      $   (2.16)   $    0.32
                                                         ---------    ---------
      Weighted average number of common shares and
       common share equivalents                            953,674      977,196
                                                         ---------    ---------

          See accompanying notes to consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                       1997        1996
                                                                     --------    --------
                                                                          (Unaudited)
Cash flows from operating activities:
      Net income (loss)                                              $ (2,060)   $    316
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
      Depreciation and amortization                                       261         151
      Provision for losses on accounts receivable                         238         164
      Amortization of intangible assets                                   203          34
      Amortization of deferred financing costs                            153          90
      Amortization of debt discount                                        62          40
      Deferred income taxes                                                (2)          -
      Extraordinary loss on debt extinguishment, net                    1,557           -
      Changes in operating assets and liabilities,
       net of effect of business acquisitions:
             Trade accounts receivable                                  3,339      (4,057)
             Inventories                                                1,196         397
             Prepaid expenses and other current assets                   (929)         39
             Other assets                                                  22         (44)
             Income taxes payable                                        (622)         46
             Trade accounts payable and other liabilities              (5,926)        258
                                                                     --------    --------
       Net cash used in operating activities                           (2,518)     (2,566)
                                                                     --------    --------
Cash flows from investing activities:
      Capital expenditures                                               (477)       (190)
      Proceeds from sale of property and equipment                         58          10
      Payment for business acquisitions, net of cash acquired         (36,732)     (8,219)
                                                                     --------    --------
             Net cash used in investing activities                    (37,151)     (8,399)
                                                                     --------    --------
Cash flows from financing activities:
      Net proceeds from revolving line of credit                        4,248       2,440
      Increase (decrease) in book overdrafts                               (5)         13
      Principal payments on long-term debt                                  -        (438)
      Proceeds from debt                                               83,980       6,167


                                                                     Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                       1997        1996
                                                                     --------    --------
                                                                          (Unaudited)

      Extinguishment of debt                                          (41,137)          -
      Payment of financing costs                                       (3,606)       (265)
      Repurchase and retirement of warrants                            (3,026)          -
      Proceeds from common stock issued in private placement                -       2,283
                                                                     --------    --------
        Net cash provided by financing activities                      40,454      10,200
                                                                     --------    --------
      Net increase (decrease) in cash                                     785        (765)
Cash at beginning of period                                               882         920
                                                                     --------    --------
Cash at end of period                                                $  1,667    $    155
                                                                     ========    ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest                                                     $    479    $    925
                                                                     --------    --------
        Income taxes                                                 $    262    $    145
                                                                     --------    --------

          See accompanying notes to consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1.    ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Willcox & Gibbs, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     The operations of Clinton Management Corp. (d/b/a Clinton Machine & Supply) and Clinton Machinery Corp. (together, "Clinton") have been included in the Company's consolidated operations since their February 1, 1996 acquisition date. The operations of E.C. Mitchell Co., Inc. ("Mitchell") have been included in the Company's consolidated operations since their November 27, 1996 acquisition date. The operations of Macpherson Meistergram, Inc. ("Macpherson") have been included in the Company's consolidated operations since their January 3, 1997 acquisition date. The operations of Embroidery Leasing Corp. ("ELC") have been included in the Company's consolidated operations since their January 3, 1997 acquisition date.


2.    ACQUISITIONS

      Effective February 1, 1996, the Company acquired Clinton in exchange for $4,000,000 in cash, assumption of $4,500,000 in debt and payables, 100,000 shares of Company Class A common stock and contingent payments of up to 38.87% of operating income (as defined in the purchase agreement) of Clinton during each of the five years ending December 31, 2000. Such contingent payments shall not exceed $10,500,000. In addition, the former shareholders of Clinton have the right to require the Company to purchase their shares of Company common stock at a purchase price of $30 per share upon the occurrence of certain events.

      Effective November 27, 1997, the Company acquired certain assets of E.C. Mitchell, Co., Inc. for $3,000,000 in cash. The acquired assets relate to the manufacture and sale of abrasive cords and tape used principally in the apparel industry.

      Effective January 3, 1997 the Company acquired all the outstanding capital stock of Macpherson for $24,000,000 in cash and the assumption of approximately

$6,100,000 of indebtedness and $8,400,000 of trade payables. Macpherson is primarily engaged in the distribution of embroidery equipment and supplies to the apparel industry.


3.    REFINANCING

      Effective January 3, 1997, the Company issued $85,000,000 principal amount of 12.25% Series A senior notes which are due in December 2003. The Company used the proceeds, in part, to repay approximately $40,952,000 of its indebtedness ($40,550,000 of which existed at December 31, 1996), to redeem common stock warrants for a total of $3,026,000, and to finance the Macpherson acquisition.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


GENERAL

      Willcox & Gibbs, Inc. (the "Company") was organized in 1994 by members of the Company's current management and certain other investors (the "Management Buyout") to acquire the sewn products replacement parts, supply and specialized equipment distribution businesses of the Company's predecessor (the "Distribution Business"), which occurred on July 13, 1994.

     Effective February 1, 1996, the Company acquired Clinton Management Corp. and Clinton Machinery Corp. (together, "Clinton"), a distributor of screen printing equipment for the apparel industry (the "Clinton Acquisition"). Approximately 18.7% of the Company's net sales for the three months ended March 31, 1997 are attributable to the operations of Clinton. Accordingly, the results of the Company for the three months ended March 31, 1997 are not directly comparable to the results for the three months ended March 31, 1996 due to the inclusion of the operations of Clinton in the full 1997 period.

      In addition, on January 3, 1997, the Company acquired Macpherson Meistergram, Inc. and its subsidiary, Geoffrey E. Macpherson Canada, Inc. (collectively, "Macpherson"), a distributor of embroidery equipment and supplies for the apparel industry (the "Macpherson Acquisition"). Approximately 27.4% of the Company's net sales for the three months ended March 31, 1997 are attributable to the operations of Macpherson. Accordingly, the results of the Company for the first three months of 1997 are not directly comparable to the results for the same period in 1996 due to the inclusion of the operations of Macpherson in the 1997 period.

      The Company currently operates through six principal business units: (i) its Sunbrand division ("Sunbrand"), which is a distributor of replacement parts, supplies and specialized equipment to manufacturers of apparel and other sewn products; (ii) its Unity Sewing Supply Co. division ("Unity"), which is a wholesale distributor to dealers of replacement parts and supplies for use by the apparel and other sewn products industry; (iii) its Willcox & Gibbs, Ltd.

("W&G, Ltd.") subsidiary, which is a distributor to manufacturers and dealers in the United Kingdom and Europe of replacement parts and supplies for use by the apparel and other sewn products industry; (iv) its Clinton subsidiaries, which distribute screen printing equipment and supplies for the apparel industry; (v) its Leadtec Systems, Inc. ("Leadtec") subsidiary, which develops and supplies computer-based production planning and control systems for the apparel industry; and (vi) Macpherson, which distributes embroidery equipment and supplies used in the apparel industry.


RESULTS OF OPERATIONS

      The following table sets forth the percentages that certain income and expense items bear to net sales for the periods indicated.

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                           ---------------------
                                                            1996           1997
                                                           ------         ------
          Net sales                                        100.0%         100.0%
          Gross profit                                      31.7           30.8
          Selling, general and administrative expenses      25.7           26.1
          Operating income                                   6.0            4.7
          Interest expense                                   4.2            6.9
          Income taxes                                       0.7           (0.7)
          Net income                                         1.2           (4.9)
                                                           =====          =====

 THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

      Net sales were $42.0 million in the first three months of 1997, an increase of $15.7 million, or 59.7%, as compared to the first three months of 1996. Net sales increased primarily as a result of the inclusion in the 1997 period of the results of Macpherson, acquired January 1997, Clinton, acquired in February 1996, and E.C. Mitchell Co., Inc. ("Mitchell"), a manufacturer of abrasive cords and tapes used principally by apparel manufacturers acquired in November 1996, which contributed an aggregate additional $14.0 million to net sales in the first three months of 1997 compared with the first three months of 1996.

      Gross profit in the first three months of 1997 was $13.0 million, an increase of $4.6 million, or 55.3%, as compared with the same period of 1996. Gross profit increased primarily due to the inclusion of Macpherson, Clinton and Mitchell in the 1997 period. As a percentage of net sales, gross profit in the first three months of 1997 was 30.8%, as compared with 31.7% in the same period of 1996. The decrease in gross profit percentage was attributable to Macpherson and Clinton. Macpherson's and Clinton's gross profit margins have traditionally been lower than the gross profit margin associated with the Company's parts and supplies businesses because a larger percentage their sales are for equipment.

      Selling, general and administrative expenses in the first three months of 1997 were $11.0 million, an increase of $4.2 million, or 62.3%, as compared to the first three months of 1996. The increase consisted of the addition of $3.5 million of operating expenses for Macpherson, Clinton and Mitchell. As a percentage of sales, such expenses increased to 26.1% for the first three months of 1997, from 25.7% for the same period of 1996, primarily related to the Macpherson acquisition.

      Operating income in the first three months of 1997 was $2.0 million, an increase of $0.4 million, or 25.6%, as compared to the first three months of 1996. The increase in operating income resulted from an increase in sales and the factors discussed above. As a percentage of net sales, operating income was 4.7% in the first three months of 1997, as compared to 6.0% in the first three months of 1996. The decrease was principally attributable to the lower gross margins from Macpherson's and Clinton's sales.

      Interest expense was $2.9 million in the first three months of 1997, an increase of $1.8 million, or 162.0%, as compared with the first three months of 1996. The increase in interest expense was a result of the refinancing as of January 3, 1997, a portion of which was used to finance the acquisition of Macpherson.

      Provision for income taxes for the first three months of 1997 was $0.3 million, a decrease of $0.5 million, as compared to the first three months of 1996. The Company's effective tax rate was 36.5% in the first three months of 1997, as compared to 36.3% in the first three months of 1996.

      The Company's results for the first three months of 1997 reflect an extraordinary loss from the extinguishment of debt (net of income tax benefit) of $1.6 million owing to the refinancing of the Company's indebtedness in connection with the Macpherson Acquisition and the issuance by the Company of $85.0 million aggregate principal amount of its 12 1/4% Series A Senior Notes due 2003 (the "Senior Notes").

      Net loss in the first three months of 1997 was $2.1 million, compared to net income of $0.3 million in the first three months of 1996. The decrease was attributable to the additional cost factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its working capital requirements, capital expenditures and acquisitions from net cash provided by operations, borrowings under its credit facilities and proceeds from the issuance of debt and equity securities.

      On January 3, 1997, the Company issued and sold $85.0 million aggregate principal amount of its Senior Notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, the net proceeds of which were $80.5 million. The Company used a portion of the net proceeds from the sale of the Senior Notes to repay substantially all of its existing debt, most of which was incurred to fund the Management Buyout in July 1994, the Clinton acquisition in February 1996, the Mitchell acquisition in

November 1996, and to satisfy working capital requirements. The balance of such net proceeds were used to fund the $24.0 million purchase price for the Macpherson Acquisition, to repay approximately $6.1 million of indebtedness of
Macpherson  and  to  pay  approximately   $6.4  million  of  trade  payables  of
Macpherson.

      In  connection  with the  sale of the  Senior  Notes,  the  Financing  and
Security Agreements, dated February 1, 1996, between the Company and NationsBank, N.A. ("NationsBank") was terminated, and the Company entered into an $18.5 million working capital facility also with NationsBank (the "New Credit Facility") which became effective upon consummation of the sale of the Senior Notes. The New Credit Facility, as amended as of April 23, 1997, provides for borrowings of up to $18.5 million in the aggregate outstanding at any time, subject to a borrowing base limitation equal to 85% of the Company's eligible accounts receivable. Borrowings under the New Credit Facility bear interest at a rate per annum, at the Company's option, equal to (i) NationsBank's prime rate plus 0.25% or (ii) LIBOR plus 2.50%. The New Credit Facility is secured by all accounts receivable of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The New Credit Facility expires on July 13, 2001. As of April 30, 1997, $6.0 million was available to be borrowed by the Company under the New Credit Facility.

      In connection with the Macpherson Acquisition, the Company acquired Embroidery Leasing Corporation (the "Leasing Company"), a leasing company affiliate of Macpherson, for approximately $0.5 million, payable over three years, plus interest at 6.0% annum. The Company intends to utilize the Leasing Company to offer flexible lease financing to its customers to support the Company's sales of equipment. The Company intends to fund its investment in the Leasing Company through borrowings under the New Credit Facility, which borrowings are expected to aggregate approximately $3.5 million in 1997. The Company plans for the Leasing Company to arrange additional borrowings to finance its operations and sell a portion of its leases on a nonrecourse basis.

      The Company's capital expenditures during the first three months of 1997 aggregated approximately $0.5 million. Such expenditures were primarily for computer, office and warehouse equipment and improvements.

      Net cash used in the Company's operating activities was $2.5 million during the first three months of 1997 principal due to working capital changes. The Company's investing activities during the first three months of 1997 related principally to $36.7 million utilized in the Macpherson acquisition. Net cash provided by financing activities aggregated $40.5 million, reflecting $84.0 million of borrowings from the refinancing used to extinguish debt of $41.1 million, $3.6 million in financing costs and $3.0 million to repurchase and retire warrants.

      The  Company   believes  that  the  cash  generated  from  operations  and borrowings available under the New Credit Facility will be sufficient to meet the Company's working capital and liquidity needs for the foreseeable future.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         EXHIBIT NO.                  DESCRIPTION
         -----------                  -----------

         11.1 Computation of net income per common and common equivalent shares

         27.1 Financial Data Schedule (filed with EDGAR only)


    (b)  Reports on Form 8-K

         During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WILLCOX & GIBBS, INC.
                                        (Registrant)


Date     May 15, 1997                   By /S/ JOHN K. ZIEGLER, JR.
                                          ---------------------------
                                          John K. Ziegler, Jr.
                                          Vice President
                                          and Chief Financial Officer