Form 10-Q
period 1997-06-30
WILLCOX & GIBBS INC /DE
filed 1997-08-14
CIK 1037070

FORM 10-Q


                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997
Commission file number 333-24507

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
Yes ___ No X



          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               DATE                   CLASS               SHARES OUTSTANDING
           -------------           ------------           ------------------
           June 30, 1997           Common Stock                1,002,981

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

PART I - Financial Information                                              PAGE
                                                                            ----

         Consolidated Balance Sheets (Unaudited) at June 30, 1997 and
              December 31, 1996                                               3

         Consolidated Statements of Operations (Unaudited) for the Six
              Months and Three Months Ended June 30, 1997 and 1996            5

         Consolidated Statements of Cash Flows (Unaudited) for the Six
              Months Ended June 30, 1997 and 1996                             6

         Notes to Consolidated Financial Statements (Unaudited)               8

         Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      12

PART II - Other Information                                                  16


                            WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                 June 30,       December 31,
                                                                   1997            1996
                                                               ------------     ------------
                                                                         (Unaudited)
ASSETS

Current Assets:
      Cash                                                     $    1,331       $      882
      Accounts receivable, less allowance for doubtful
        accounts of $3,667 in 1997 and $2,419 in 1996              39,179           22,336
      Inventories                                                  47,925           34,224
      Prepaid expenses and other current assets                     4,136            2,655
      Assets held for sale                                            836                -
      Deferred income taxes                                         1,053              804
                                                               ------------     ------------
        Total current assets                                       94,460           60,901

Property and equipment, net                                         5,486            4,400
Deferred financing costs, less accumulated
  amortization of $305 in 1997 and $812 in 1996                     3,970            2,323
Intangible assets, less accumulated amortization of
  $633 in 1997 and $229 in 1996
                                                                   32,073           11,060
Other assets                                                        1,997            1,044
                                                               ------------     ------------
                                                               $  137,986       $   79,728
                                                               ============     ============


                        WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             June 30,    December 31,
                                                               1997         1996
                                                           ------------  ------------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Revolving line of credit                             $   13,672     $   19,347
      Book overdrafts                                             620          1,499
      Current installments of long-term debt                      610          3,195
      Trade accounts payable                                   16,453         12,806
      Income taxes payable                                          -            642
      Accrued liabilities and other current liabilities         7,578          4,758
                                                           ------------  ------------
        Total current liabilities                              38,933         42,247

Deferred income taxes                                             529            290
Accrued retirement benefits                                     2,529          2,452
Long-term debt, excluding current installments                 84,861         18,893
Other liabilities                                                 117            168
                                                           ------------  ------------
        Total liabilities                                     126,969         64,050
                                                           ------------  ------------
Common stock subject to put option                              3,000          3,000

Stockholders' Equity:
      Common stock:
             Class A, $10 stated value.  Authorized
               1,500,000 shares; issued and outstanding
               1,002,981 in 1997 and 976,277 in 1996            9,030          8,763
             Class B, no par value.  Authorized 250,000
               shares; none issued                                -              -
             Class C, no par value.  Authorized 250,000
               shares; none issued                                -              -
      Additional paid in capital                                  134          1,904
      Subscriptions receivable                                   (405)          (429)
      Retained earnings (accumulated deficit)                    (836)         2,202
      Cumulative translation adjustment                            94            238
                                                           ------------  ------------
        Total stockholders' equity                              8,017         12,678
                                                           ------------  ------------
                                                           $  137,986     $   79,728
                                                           ============  ============

     See accompanying notes to unaudited consolidated financial statements.

                                WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Six Months Ended                     Three Months Ended
                                             June 30,                               June 30,
                                       1997               1996               1997               1996
                                  --------------     --------------     --------------     --------------
                                            (Unaudited)                           (Unaudited)

Net sales                         $      89,242      $      56,574      $      47,199      $      30,254
Cost of goods sold                       61,216             38,400             32,132             20,424
                                  --------------     --------------     --------------     --------------
      Gross profit                       28,026             18,174             15,067              9,830

Selling, general, and
   administrative expenses               22,756             14,201             11,782              7,438
                                  --------------     --------------     --------------     --------------
      Operating income                    5,270              3,973              3,285              2,392

Interest expense                          5,937              2,350              3,054              1,250
Other income, net                            90                (29)                51                (42)
                                  --------------     --------------     --------------     --------------
      Income (loss) before
         income taxes                      (577)             1,594                282              1,100

Income tax expense (benefit)               (218)               584                138                406
                                  --------------     --------------     --------------     --------------
      Income (loss) before
         extraordinary item                (359)             1,010                144                694

Extraordinary loss, net of
   income tax benefit                    (1,557)               -                  -                  -
                                  --------------     --------------     --------------     --------------
      Net income (loss)           $      (1,916)     $       1,010                144                694
                                  ==============     ==============     ==============     ==============

Earnings (loss) per common
   share and common share
   equivalent:

      Income (loss) before
         extraordinary item       $       (0.37)     $        0.98      $        0.14               0.64

      Extraordinary item, net             (1.62)               -                  -                   -
                                  --------------     --------------     --------------     --------------
        Net income (loss) per
        share                     $       (1.99)     $        0.98      $        0.14      $        0.64
                                  --------------     --------------     --------------     --------------
      Weighted average
        number of common
        shares and common
        share equivalents               964,865          1,033,930          1,019,078          1,088,958
                                  ==============     ==============     ==============     ==============


     See accompanying notes to unaudited consolidated financial statements.

                             WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)

                                                                         Six Months Ended
                                                                              June 30,
                                                                  ------------------------------
                                                                      1997               1996
                                                                  -----------        -----------
                                                                           (Unaudited)
Cash flows from operating activities:
      Net income (loss)                                           $   (1,916)        $    1,010
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
      Depreciation and amortization                                      593                338
      Provision for losses on accounts receivable                        495                303
      Amortization of intangible assets                                  404                 82
      Amortization of deferred financing costs                           305                189
      Amortization of debt discount                                      105                 85
      Deferred income taxes                                              (11)                -
      Extraordinary loss on debt extinguishment, net                   1,557                 -
      Changes in  operating  assets and  liabilities,  net of
         effect of business acquisitions:
            Trade accounts receivable                                 (3,682)            (5,071)
            Inventories                                                2,501              1,309
            Prepaid expenses and other current assets                   (333)              (685)
            Other assets                                                (590)               (93)
            Income taxes payable                                        (501)               363
            Trade accounts payable and other liabilities              (9,203)              (830)
                                                                  -----------        -----------
         Net cash used in operating activities                       (10,276)            (3,000)
                                                                  -----------        -----------
Cash flows from investing activities:
      Capital expenditures                                              (797)              (436)
      Proceeds from sale of property and equipment                        58                 10
      Payment for business acquisitions, net of cash
         acquired                                                    (37,290)            (8,328)
                                                                  -----------        -----------
             Net cash used in investing activities                   (38,029)            (8,754)
                                                                  -----------        -----------


                                                                        Six Months Ended
                                                                             June 30,
                                                                  ------------------------------
                                                                      1997               1996
                                                                  -----------        -----------
                                                                           (Unaudited)
Cash flows from operating activities:
      Net income (loss)                                           $   (1,916)        $    1,010


Cash flows from financing activities:
      Net proceeds from revolving line of credit                      13,607              3,708
      Increase (decrease) in book overdrafts                            (879)               118
      Principal payments on long-term debt                              (203)              (983)
      Proceeds from debt                                              83,980              6,167
      Extinguishment of debt                                         (41,137)                -
      Payment of financing costs                                      (4,006)              (275)
      Repurchase and retirement of warrants                           (3,026)                -
      Proceeds from common stock issued in private
        placement                                                        -                2,283
      Proceeds from common stock issued to company
        ESOP                                                             425                168
                                                                  -----------        -----------
        Net cash provided by financing activities                     48,761             11,186
                                                                  -----------        -----------
      Effect of exchange rates                                           (7)                 -
      Net increase (decrease) in cash                                    449               (568)
Cash at beginning of period                                              882                920
                                                                  -----------        -----------
Cash at end of period                                             $    1,331         $      352
                                                                  ===========        ===========
Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:
        Interest                                                  $    5,417         $    2,030
                                                                  ===========        ===========
        Income taxes                                              $      262         $      239
                                                                  ===========        ===========


     See accompanying notes to unaudited consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.        ORGANIZATION AND BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Willcox & Gibbs, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

          Effective November 27, 1996, the Company acquired certain assets of E.C. Mitchell, Co., Inc. for $3,000,000 in cash. The acquired assets relate to the manufacture and sale of abrasive cords and tape used principally in the apparel industry.

          Effective January 3, 1997 the Company acquired all the outstanding capital stock of Macpherson for $24,000,000 in cash and the assumption of approximately $6,100,000 of indebtedness and $6,400,000 of trade payables. Macpherson is primarily engaged in the distribution of embroidery equipment and supplies to the apparel industry. Pro forma financial information would not differ significantly for the periods presented.

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

4.        GUARANTOR SUBSIDIARIES

          Set forth below are condensed consolidating financial statements of the subsidiaries of the Company that have fully and unconditionally, jointly and severally guaranteed the Company's 12 1/4% Senior Notes (the "Guarantor Subsidiaries") and the non-guarantor subsidiaries of the Company (the "Non-Guarantor Subsidiaries"). As of June 30, 1997, the Guarantor Subsidiaries were WG Apparel, Inc., Leadtec Systems Inc., J&E Sewing Supplies, Inc., W&G Daon, Inc. W&G Tennessee Imports, Inc., Clinton Management Corp., Clinton Machinery Corporation, Clinton Leasing Corp., Clinton Equipment Corp., Macpherson Meistergram, Inc. and Paradise Color Incorporated, and the Non-Guarantor Subsidiaries were Willcox & Gibbs, Ltd., Sunbrand S.A. de C.V., Sunbrand Caribe S.A., Allied Machine Parts Ltd., M.E.C. (Sewing Machine Limited), Unity Sewing Supply Company (UK) Limited, Allide Machine Parts Limited, Matyork Limited, Forest Needle Company Limited, Morris & Ingram (Textiles) Limited, Eildon Electronics Limited, Geoffrey E. Macpherson Canada, Inc., Embroidery Leasing Corporation, Sunbrand de Colombia, Unity de Colombia and Clinton de Mexico. The Guarantor Subsidiaries are wholly owned by the Company, and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each Guarantor Subsidiary have not been included because management has determined that they are not material to investors.

                              WILLCOX & GIBBS, INC.
                   CONSOLIDATED BALANCE SHEETS JUNE 30, 1997

          ASSETS
                                     GUARANTOR        NON GUARANTOR
                                    SUBSIDIARIES      SUBSIDIARIES      CONSOLIDATED
                                    -------------     -------------     -------------
Cash                                $    587,106      $    744,202      $  1,331,308
Accounts receivable, net              33,542,886         5,636,607        39,179,493
Inventories                           43,119,290         4,805,485        47,924,775
Other current assets                   5,270,202           754,454         6,024,656
                                    -------------     -------------     -------------
      Total current assets            82,519,484        11,940,748        94,460,232
Property and equipment, net            3,866,870         1,619,368         5,486,238
Intangible assets, net                36,042,433                 -        36,042,433
Other assets                           1,293,914           703,299         1,997,213
                                    -------------     -------------     -------------
                                    $123,722,701      $ 14,263,415      $137,986,116
                                    =============     =============     =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current notes and current
    portion long-term debt          $  3,872,440      $    410,100      $ 14,282,540
Trade accounts payable                14,800,402         1,652,325        16,452,727
Accrued liabilities and other
    current liabilities                7,393,697           804,886         8,198,583
                                    -------------     -------------     -------------
      Total current liabilities       36,066,539         2,867,311        38,933,850

Long-term debt, excluding current
    installments                      83,835,797         1,025,250        84,861,047
Other liabilities                      2,812,221           362,050         3,174,271
                                    -------------     -------------     -------------
      Total liabilities              122,714,557         4,254,611       126,969,168

Common stock subject to put option     3,000,000                 -         3,000,000
Common stock                           9,029,807                 -         9,029,807
Other equity (deficit)               (11,021,663)       10,008,804        (1,012,859)
                                    -------------     -------------     -------------
      Total stockholders' equity      (1,991,856)       10,008,804         8,018,948
                                    -------------     -------------     -------------
                                    $123,722,701      $ 14,263,415      $137,986,116
                                    =============     =============     =============


                              WILLCOX & GIBBS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                     GUARANTOR        NON GUARANTOR
                                    SUBSIDIARIES      SUBSIDIARIES      CONSOLIDATED
                                    -------------     -------------     -------------
Net sales                           $ 77,725,490      $ 11,516,044      $ 89,241,534
Cost of goods sold                    53,228,893         7,987,237        61,216,130
                                    -------------     -------------     -------------
      Gross profit                    24,496,597         3,528,807        28,025,404

Selling, general, and
   administrative expenses            20,199,929         2,556,545        22,756,474
                                    -------------     -------------     -------------
      Operating income                 4,296,668           972,262         5,268,930

Interest expense                       5,848,405            88,650         5,937,055
Other, net                                36,043            54,151            90,194
                                    -------------     -------------     -------------
      Income (loss) before income
         taxes                        (1,515,694)          937,763          (577,931)

Income tax expense (benefit)            (238,759)           19,408          (219,351)
                                    -------------     -------------     -------------
      Income (loss) before
         extraordinary item           (1,276,935)          918,355          (358,580)
                                    -------------     -------------     -------------
Extraordinary loss, net of
   income tax benefit                 (1,556,898)                -        (1,556,898)
                                    -------------     -------------     -------------
      Net income (loss)             $ (2,833,833)     $    918,355      $ (1,915,478)
                                    =============     =============     =============


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                     GUARANTOR        NON GUARANTOR
                                    SUBSIDIARIES      SUBSIDIARIES      CONSOLIDATED
                                    -------------     -------------     -------------
Net sales                           $ 50,311,496      $  6,262,095      $ 56,573,591
Cost of goods sold                    34,020,870         4,378,923        38,399,793
                                    -------------     -------------     -------------
      Gross profit                    16,290,626         1,883,172        18,173,798

Selling, general, and
   administrative expenses            12,680,375         1,520,670        14,201,045
                                    -------------     -------------     -------------
      Operating income                 3,610,251          362,502         3,972,753

Interest expense                       2,350,151                 -         2,350,151
Other, net                              (101,269)           72,500           (28,769)
                                    -------------     -------------     -------------
      Income before income taxes       1,158,831           435,002         1,593,833

Income tax expense                       498,015            86,036           584,051
                                    -------------     -------------     -------------
      Income before extraordinary
         item                            660,816           348,966         1,009,782
                                    -------------     -------------     -------------
Extraordinary loss, net of
   income tax benefit                          -                 -                 -
                                    -------------     -------------     -------------
      Net income                    $    660,816      $    348,966      $  1,009,782
                                    =============     =============     =============


                              WILLCOX & GIBBS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                     GUARANTOR        NON GUARANTOR
                                    SUBSIDIARIES      SUBSIDIARIES      CONSOLIDATED
                                    -------------     -------------     -------------
Cash Flows From Operating
   Activities                       $(10,912,022)     $    636,873      $(10,275,149)
                                    -------------     -------------     -------------
Cash Flows From Investing
   Activities
       Payment for business
          acquisitions               (37,290,321)                        (37,290,321)
       Other changes                    (518,428)         (219,752)         (738,180)
                                    -------------     -------------     -------------
                                     (37,808,749)         (219,752)      (38,028,501)

Cash Flows From Financing
   Activities
       Proceeds from debt issuance    96,707,695                 -        96,707,695
       Principal payment on debt     (41,135,398)         (204,950)      (41,340,348)
       Payments for financing costs   (4,005,812)                -        (4,005,812)
       Repurchase and retirement of
          warrants                    (3,026,454)                -        (3,026,454)
       Other changes                     425,240                 -           425,240
                                    -------------     -------------     -------------
                                      48,965,271          (204,950)       48,760,321

       Effect of exchange rates                -            (6,863)           (6,863)
                                    -------------     -------------     -------------
       Net change in cash                244,500           205,308           449,808

       Cash at beginning of period       342,607           538,893           881,500
                                    -------------     -------------     -------------
       Cash at end of period        $    587,107      $    744,201      $  1,331,308
                                    =============     =============     =============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                     GUARANTOR        NON GUARANTOR
                                    SUBSIDIARIES      SUBSIDIARIES      CONSOLIDATED
                                    -------------     -------------     -------------
Cash Flows From Operating
   Activities                       $ (3,146,078)     $    146,632      $ (2,999,446)
                                    -------------     -------------     -------------
Cash Flows From Investing
   Activities
       Payment for business
          acquisitions                (8,368,017)                -        (8,328,017)
       Other changes                    (268,130)         (157,412)         (425,542)
                                    -------------     -------------     -------------
                                      (8,596,147)         (157,412)       (8,753,559)

Cash Flows From Financing
   Activities
       Proceeds from debt issuance     9,993,678                 -         9,993,678
       Principal payment on debt        (983,167)                -          (983,167)
       Proceeds from sale of
          common stock                 2,449,972                 -         2,449,972
       Other changes                    (275,114)                -          (275,114)
                                    -------------     -------------     -------------
                                      11,185,369                 -        11,185,369

       Effect of exchange rates                -              (238)             (238)
                                    -------------     -------------     -------------
       Net change in cash               (556,856)          (11,018)         (567,874)

       Cash at beginning of period       314,821           605,417           920,238
                                    -------------     -------------     -------------
       Cash at end of period        $   (242,035)     $    594,399    $      352,364
                                    =============     =============     =============

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

          Effective February 1, 1996, the Company acquired Clinton Management Corp. and Clinton Machinery Corp. (together, "Clinton"), a distributor of screen printing equipment for the apparel industry (the "Clinton Acquisition"). Approximately 18.1% of the Company's net sales for the six months ended June 30, 1997 are attributable to the operations of Clinton. Accordingly, the results of the Company for the six months ended June 30, 1997 are not directly comparable to the results for the six months ended June 30, 1996 due to the inclusion of the operations of Clinton in the full 1997 period.

          In addition, on January 3, 1997, the Company acquired Macpherson Meistergram, Inc. and its subsidiary, Geoffrey E. Macpherson Canada, Inc. (collectively, "Macpherson"), a distributor of embroidery equipment and supplies for the apparel industry (the "Macpherson Acquisition"). Approximately 28.6% of the Company's net sales for the six months ended June 30, 1997 are attributable to the operations of Macpherson. Accordingly, the results of the Company for the first six months of 1997 are not directly comparable to the results for the same period in 1996 due to the inclusion of the operations of Macpherson in the 1997 period.

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

                                       SIX MONTHS                THREE MONTHS
                                         ENDED                      ENDED
                                        JUNE 30,                   JUNE 30,
                                    ----------------            ----------------
                                  1997         1996          1997         1996
                                --------     --------      --------     --------
Net sales                        100.0%       100.0%        100.0%       100.0%
Gross profit                      31.4         32.1          31.9         32.5
Selling, general and
   administrative expenses
                                  25.5         25.1          25.0         24.6
Operating income                   5.9          7.0           7.0          7.9

Interest expense                   6.7          4.2           6.5          4.1
Income taxes                      (0.2)         1.0           0.3          1.3
Net income                        (2.1)         1.8           0.3          2.3
                                ========     ========      ========     ========


          Net sales were $89.2 million in the six months ending June 30, 1997, an increase of $32.7 million, or 57.7%, as compared to the six months ending June 30, 1996. Net sales were $47.2 million in the three months ending June 30, 1997, an increase of $16.9 million, or 56.0%, as compared to the 1996 period. Net sales increased primarily as a result of the inclusion in the 1997 periods of the results of Macpherson, acquired January 1997, Clinton, acquired in February 1996, and E.C. Mitchell Co., Inc. ("Mitchell"), a manufacturer of abrasive cords and tapes used principally by apparel manufacturers acquired in November 1996, which contributed an aggregate additional $28.3 million and $14.2 million to net sales in the six and three months, respectively, ending June 30, 1997 compared with the six and three months ending June 30, 1996.

          Gross profit in the six and three months ending June 30, 1997 was $28.0 million and $15.1 million, respectively, an increase of $9.9 million, or 54.2%, and $5.2 million, or 53.3%, as compared with the same periods of 1996. Gross profit increased primarily due to the inclusion of Macpherson, Clinton and Mitchell in the 1997 periods. As a percentage of net sales, gross profit in the six and three months ending June 30, 1997 was 31.4% and 31.9%, as compared with 32.1% and 32.5% in the same periods of 1996. The decrease in gross profit percentage was attributable to Macpherson and Clinton. Macpherson's and Clinton's gross profit margins have traditionally been lower than the gross profit margin associated with the Company's parts and supplies businesses because a larger percentage of their sales are for equipment.

          Selling, general and administrative expenses for the six and three months ending June 30, 1997 were $22.8 million and $11.8 million, respectively, an increase of $8.6 million, or 60.2%, and $4.3 million, or 58.4%, as compared to the same periods of 1996. The increase consisted primarily of the addition of $6.5 million and $3.0 million of operating expenses for Macpherson, Clinton and Mitchell in the six and three months ending June 30, 1997. As a percentage of sales, such expenses increased to 25.5% and 25.0% for the six and three months ending June 30, 1997, from 25.1% and 24.6% for the same periods of 1996, primarily related to the Macpherson acquisition.

          Operating income in the six and three months ending June 30, 1997 was $5.3 million and $3.3 million, respectively, an increase of $1.3 million, or 32.7%, and $0.9 million, or 37.3%, as compared to the same periods of 1996. The increase in operating income resulted from an increase in sales and the factors discussed above. As a percentage of net sales, operating income was 5.9% and 7.0% for the six and three months ending June 30, 1997, respectively, as compared to 7.0% and 7.9% in the same periods of 1996. The decrease was principally attributable to the lower gross margins from Macpherson's and Clinton's sales.

          Interest expense was $5.9 million and $3.1 million in the six and three months ending June 30, 1997, respectively, an increase of $3.6 million, or 152.6%, and $1.8 million, or 144.4%, as compared with the same periods of 1996. The increase in interest expense was a result of the refinancing as of January 3, 1997, a portion of which was used to finance the acquisition of Macpherson.

          Provision for income taxes for the six and three months ending June 30, 1997 was a benefit of $0.2 million and a charge of $0.1 million, respectively, a decrease of $0.8 million and $0.3 million, respectively, as compared to same periods of 1996. The Company's effective tax rate was 37.8% and 48.9% in the six and three months ending 1997, as compared to 36.6% and 36.9% in the same periods of 1996.

          The Company's results for the first six months of 1997 reflect an extraordinary loss from the extinguishment of debt (net of income tax benefit) of $1.6 million owing to the refinancing of the Company's indebtedness in connection with the Macpherson Acquisition and the issuance by the Company of $85.0 million aggregate principal amount of its 12 1/4% Series A Senior Notes due 2003 (the "Senior Notes").

          Net income (loss) in the six and three months ending June 30, 1997 was ($1.9) million and $0.1 million, respectively, compared to net income of $1.0 million and $0.7 million in the same periods of 1996. The decrease was attributable to the additional cost factors discussed above.

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

          In connection with the sale of the Senior Notes, the Financing and Security Agreements, dated February 1, 1996, between the Company and NationsBank, N.A. ("NationsBank") was terminated, and the Company entered into an $18.5 million working capital facility also with NationsBank (the "New Credit Facility") which became effective upon consummation of the sale of the Senior Notes. The New Credit Facility, as amended as of April 23, 1997, provides for borrowings of up to $18.5 million in the aggregate outstanding at any time, subject to a borrowing base limitation equal to 85% of the Company's eligible accounts receivable. Borrowings under the New Credit Facility bear interest at a rate per annum, at the Company's option, equal to (i) NationsBank's prime rate plus 0.25% or (ii) LIBOR plus 2.50%. The New Credit Facility is secured by all accounts receivable of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The New Credit Facility expires on July 13, 2001. As of July 31, 1997, $1.8 million was available to be borrowed by the Company under the New Credit Facility.

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

          The Company's capital expenditures during the first six months of 1997 aggregated approximately $0.8 million. Such expenditures were primarily for computer, office and warehouse equipment and improvements.

          Net cash used in the Company's operating activities was $10.3 million during the first six months of 1997, principally due to working capital changes. The Company's investing activities during the first six months of 1997 were $37.3 million, related principally to the Macpherson acquisition. Net cash provided by financing activities aggregated $48.8 million, reflecting $84.0 million of borrowings from the refinancing used to extinguish debt of $41.1 million, $4.0 million in financing costs and $3.0 million to repurchase and retire warrants.

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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               EXHIBIT NO.              DESCRIPTION
               -----------              -----------

               11.1 Computation of net income per common and common equivalent shares

               27.1                     Financial  Data  Schedule   (filed  with
                                        EDGAR only)

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WILLCOX & GIBBS, INC. (Registrant)


Date      August 14, 1997               By /S/ JOHN K. ZIEGLER, JR.
                                           ------------------------
                                           John K. Ziegler,  Jr.
                                           Vice President and
                                           Chief Financial Officer