Form 10-Q
period 1997-09-30
WILLCOX & GIBBS INC /DE
filed 1997-11-14
CIK 1037070

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997
Commission file number 333-24507

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
Yes X  No ____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             DATE                    CLASS              SHARES OUTSTANDING
             ----                    -----              ------------------
        September 30, 1997        Common Stock               1,016,177


                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I - Financial Information                                                   PAGE
                                                                                 ----
              Consolidated Balance Sheets (Unaudited) at September 30, 1997
                and December 31, 1996                                              3

              Consolidated Statements of Operations (Unaudited) for the Nine
                Months and Three Months Ended September 30, 1997 and
                1996                                                               5

              Consolidated Statements of Cash Flows (Unaudited) for the Nine
                Months Ended September 30, 1997 and 1996                           6

              Notes to Consolidated Financial Statements (Unaudited)               8

              Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         13

PART II - Other Information                                                       18


                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                September 30,       December 31,
                                                                    1997                 1996
                                                                -------------       ------------
                                                                           (Unaudited)
ASSETS
Current Assets:
      Cash                                                      $    1,155          $     882
      Accounts receivable, less allowance for doubtful
      accounts of $3,693 in 1997 and $2,419 in 1996                 42,191             22,336
      Inventories                                                   45,947             34,224
      Prepaid expenses and other current assets                      4,556              2,655
      Deferred income taxes                                            881                804
                                                                ----------          ---------
        Total current assets                                        94,730             60,901

Property and equipment, net                                          5,276              4,400
Deferred financing costs, less accumulated
   amortization of $488 in 1997 and $812 in 1996                     4,095              2,323
Intangible assets, less accumulated amortization of
   $856 in 1997 and $229 in 1996                                    32,877             11,060
Other assets                                                         2,824              1,044
                                                                ----------          ---------
                                                                $  139,802          $  79,728
                                                                ==========          =========



                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           September 30,  December 31,
                                                                1997          1996
                                                           -------------  ------------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
      Revolving line of credit                             $  12,554      $ 19,347
      Book overdrafts                                          1,276         1,499
      Current installments of long-term debt                     605         3,195
      Trade accounts payable                                  16,892        12,806
      Income taxes payable                                         -           642
      Accrued liabilities and other current liabilities       10,165         4,758
                                                           ---------      --------
        Total current liabilities                             41,492        42,247

Deferred income taxes                                            573           290
Accrued retirement benefits                                    2,502         2,452
Long-term debt, excluding current installments                84,900        18,893
Other liabilities                                                157           168
                                                           ---------      --------
        Total liabilities                                    129,624        64,050
                                                           ---------      --------
Common stock subject to put option                             3,000         3,000

Stockholders' Equity:
      Common stock:
             Class A, $10 stated value.  Authorized
               1,500,000 shares; issued and outstanding
               1,016,177 in 1997 and 976,277 in 1996           9,162         8,763
             Class B, no par value.  Authorized 250,000
              shares; none issued                                  -             -
             Class C, no par value.  Authorized 250,000
              shares; none issued                                  -             -
      Additional paid in capital                                   -         1,904
      Subscriptions receivable                                  (603)         (429)
      Retained earnings (accumulated deficit)                 (1,369)        2,202
      Cumulative translation adjustment                          (12)          238
                                                           ---------      --------
        Total stockholders' equity                             7,178        12,678
                                                           ---------      --------
                                                           $ 139,802      $ 79,728
                                                           =========      ========


     See accompanying notes to unaudited consolidated financial statements.



                          WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Nine Months Ended           Three Months Ended
                                                    September 30,               September 30,
                                            --------------------------     -------------------------
                                                 1997           1996          1997            1996
                                                     (Unaudited)                 (Unaudited)
Net sales                                   $   135,671    $    85,412     $   46,429     $   28,839
Cost of goods sold                               93,991         57,713         32,776         19,313
                                            -----------    -----------     ----------     ----------
    Gross profit                                 41,680         27,699         13,653          9,526

Selling, general, and
 administrative expenses                         34,502         20,801         11,746          6,600
                                            -----------    -----------     ----------     ----------
    Operating income                              7,178          6,898          1,907          2,926

Interest expense                                  9,092          3,591          3,155          1,241
Other income (expense), net                         192            (77)           102            (49)
                                            -----------    -----------     ----------     ----------
    Income (loss) before
     income taxes and
     extraordinary item                          (1,722)         3,230         (1,146)         1,636

Income tax expense (benefit)                       (631)         1,211           (413)           626
                                            -----------    -----------     ----------     ----------
    Income (loss) before
      extraordinary item                         (1,091)         2,019           (733)         1,010

Extraordinary loss, net of
  income tax benefit                             (1,557)             -              -              -
                                            -----------    -----------    -----------     ----------
      Net income (loss)                     $    (2,648)   $     2,019    $      (733)    $    1,010
                                            ===========    ===========    ===========     ==========
Earnings (loss) per common
   share and common share
   equivalent:

      Income (loss) before
        extraordinary item                  $     (1.13)   $      1.91    $     (0.75)   $      0.92

      Extraordinary item, net                     (1.60)             -              -              -
                                            -----------    -----------    -----------    -----------
        Net income (loss) per
        share                                     (2.73)   $      1.91    $     (0.75)   $      0.92
                                            ===========    ===========    ===========    ===========
      Weighted average
        number of common
        shares and common
        share equivalents                       968,577      1,055,998        976,002      1,100,136
                                            ===========    ===========    ===========    ===========

               See accompanying notes to unaudited consolidated financial statements.



                              WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)


                                                                  Nine Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                  1997           1996
                                                                -------        -------
                                                                       (Unaudited)
Cash flows from operating activities:
      Net income (loss)                                         $ (2,649)      $ 2,019
      Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
      Depreciation and amortization                                  884           506
      Provision for losses on accounts receivable                    830           364
      Amortization of intangible assets                              628           130
      Amortization of deferred financing costs                       458           292
      Amortization of debt discount                                  158           131
      Deferred income taxes                                          205             -
      Extraordinary loss on debt extinguishment, net               1,557             -
      Changes in  operating  assets and  liabilities, net of
       effect of business acquisitions:
             Trade accounts receivable                            (7,090)       (6,091)
             Inventories                                           4,117         1,163
             Prepaid expenses and other current assets               861            16
             Other assets                                         (1,417)          (94)
             Income taxes payable                                 (1,280)          698
             Trade accounts payable and other liabilities         (6,183)         (646)
                                                                --------       -------
       Net cash used in operating activities                      (8,921)       (1,512)
                                                                --------       -------
Cash flows from investing activities:
      Capital expenditures                                        (1,256)         (740)
      Proceeds from sale of property and equipment                    58            10
      Payment for business acquisitions, net of cash
       acquired                                                  (37,690)       (8,501)
                                                                --------       -------
             Net cash used in investing activities               (38,888)       (9,231)
                                                                --------       -------


                                                                  Nine Months Ended
                                                                     September 30,
                                                                ---------------------
                                                                  1997          1996
                                                                -------       -------
                                                                       (Unaudited)
Cash flows from financing activities:
      Net proceeds from revolving line of credit                   12,488       3,608
      Decrease in book overdrafts                                    (224)       (500)
      Principal payments on long-term debt                           (203)     (1,529)
      Proceeds from debt                                           83,980       6,167
      Extinguishment of debt                                      (41,137)          -
      Payment of financing costs                                   (4,196)          -
      Repurchase and retirement of warrants                        (3,026)          -
      Proceeds from common stock issued in private
       placement                                                        -       2,351
      Proceeds from common stock issued to the
       company's ESOP                                                 425         405
                                                                ---------     -------
        Net cash provided by financing activities                  48,107      10,502
                                                                ---------     -------
Effect of exchange rates on cash balances                             (25)          1
        Net increase (decrease) in cash                               273        (240)
Cash at beginning of period                                           882         920
                                                                ---------     -------
Cash at end of period                                           $   1,155     $   680
                                                                =========     =======


Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
        Interest                                                $   5,792     $ 3,121
                                                                =========     =======
        Income taxes                                            $     275     $   344
                                                                =========     =======

     See accompanying notes to unaudited consolidated financial statements.



                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Willcox & Gibbs, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     Effective November 27, 1996, the Company acquired certain assets of Mitchell for $3,000,000 in cash. The acquired assets relate to the manufacture and sale of abrasive cords and tape used principally in the apparel industry.

     Effective January 3, 1997, the Company acquired all the outstanding capital stock of Macpherson for $24,000,000 in cash and the assumption of approximately $6,100,000 of indebtedness and $6,400,000 of trade payables. Macpherson is primarily engaged in the distribution of embroidery equipment and supplies to the apparel industry. Pro forma financial information would not differ significantly for the periods presented.

3.   REFINANCING

     Effective January 3, 1997, the Company issued $85,000,000 principal amount of 12 1/4% Series A senior notes which are due in December 2003. The Company used the proceeds, in part, to repay approximately $40,952,000 of its indebtedness ($40,550,000 of which existed at December 31, 1996), to redeem common stock warrants for a total of $3,026,000, and to finance the Macpherson acquisition.

4.   GUARANTOR SUBSIDIARIES

     Set forth below are condensed consolidating financial statements of the subsidiaries of the Company that have fully and unconditionally, jointly and severally guaranteed the Company's 12 1/4% Senior Notes (the "Guarantor Subsidiaries") and the non-guarantor subsidiaries of the Company (the "Non-Guarantor Subsidiaries"). As of September 30, 1997, the Guarantor Subsidiaries were WG Apparel, Inc., Leadtec Systems, Inc., J&E Sewing Supplies, Inc., W&G Daon, Inc. W&G Tennessee Imports, Inc., Clinton Management Corp., Clinton Machinery Corporation, Clinton Leasing Corp., Clinton Equipment Corp., Macpherson Meistergram, Inc. and Paradise Color Incorporated, and the Non-Guarantor Subsidiaries were Willcox & Gibbs, Ltd., Sunbrand S.A. de C.V., Sunbrand Caribe S.A., Allied Machine Parts Ltd., M.E.C. (Sewing Machine Limited), Unity Sewing Supply Company (UK) Limited, Allide Machine Parts Limited, Natyork Limited, Forest Needle Company Limited, Morris & Ingram (Textiles) Limited, Eildon Electronics Limited, Geoffrey E. Macpherson Canada, Inc., Embroidery Leasing Corporation, Sunbrand de Colombia, Unity de Colombia and Clinton de Mexico. The Guarantor Subsidiaries are wholly owned by the Company, and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each Guarantor Subsidiary and eliminating entries have not been included because management has determined that they are not material to investors.


                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                              SEPTEMBER 30, 1997
      ASSETS
                                               GUARANTOR      NON-GUARANTOR
                                              SUBSIDIARIES     SUBSIDIARIES   CONSOLIDATED
                                              ------------    -------------   ------------

Cash                                         $     589,568    $    565,019    $  1,154,587
Accounts receivable, net                        35,894,381       6,296,183      42,190,564
Inventories                                     40,445,751       5,500,942      45,946,693
Other current assets                             5,233,565         204,179       5,437,744
                                             -------------    ------------    ------------
      Total current assets                      82,163,265      12,566,323      94,729,588
Property and equipment, net                      3,648,812       1,627,546       5,276,358
Intangible assets, net                          36,972,050               -      36,972,050
Other assets                                     1,759,320       1,064,623       2,823,943
                                             -------------    ------------    ------------
                                             $ 124,543,447    $ 15,258,492    $139,801,939
                                             =============    ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving line of credit and current
 installments of long-term debt              $  12,753,950    $    404,600    $ 13,158,550
Book overdrafts                                  1,263,621          12,210       1,275,831
Trade accounts payable                          15,089,062       1,803,019      16,892,081
Accrued liabilities and other current
 liabilities                                     9,112,030       1,052,767      10,164,797
                                             -------------    ------------    ------------
      Total current liabilities                 38,218,663       3,272,596      41,491,259

Long-term debt, excluding current
 installments                                   83,888,922       1,011,500      84,900,422
Other liabilities                                2,869,879         361,850       3,231,729
                                             -------------    ------------    ------------
      Total liabilities                        124,977,464       4,645,946     129,623,410

Common stock subject to put option               3,000,000               -       3,000,000
Common stock                                     9,161,767               -       9,161,767
Other equity (deficit)                         (12,595,784)     10,612,546      (1,983,238)
                                             -------------    ------------    ------------
      Total stockholders' equity                (3,434,017)     10,612,546       7,178,529
                                             -------------    ------------    ------------
                                              $124,543,447    $ 15,258,492    $139,801,939
                                             =============    ============    ============



                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                    GUARANTOR          NON-GUARANTOR
                                                   SUBSIDIARIES        SUBSIDIARIES        CONSOLIDATED
                                                 ----------------    ----------------    ----------------

Net sales                                        $   118,829,849     $    16,840,860     $   135,670,709
Cost of goods sold                                    82,375,308          11,615,970          93,991,278
                                                 ---------------     ---------------     ---------------
      Gross profit                                    36,454,541           5,224,890          41,679,431

Selling, general, and administrative expenses         30,551,265           3,950,665          34,501,930
                                                 ---------------     ---------------     ---------------
      Operating income                                 5,903,276           1,274,225           7,177,501

Interest expense                                       8,955,530             136,887           9,092,417
Other, net                                               113,102              79,309             192,411
                                                 ---------------     ---------------     ---------------
      Income (loss) before income taxes and
        extraordinary item                            (2,939,152)          1,216,647          (1,722,505)

Income tax expense (benefit)                            (635,560)              4,078            (631,482)
                                                 ---------------     ---------------     ---------------

      Income (loss) before extraordinary item         (2,303,592)          1,212,569          (1,091,023)

Extraordinary loss, net of income tax benefit         (1,556,898)                  -          (1,556,898)
                                                 ---------------     ---------------     ---------------

      Net income (loss)                          $    (3,860,490)    $     1,212,569     $    (2,647,921)
                                                 ===============     ===============     ===============



                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                    GUARANTOR         NON-GUARANTOR
                                                   SUBSIDIARIES        SUBSIDIARIES        CONSOLIDATED
                                                 ---------------     ---------------     ---------------
Net sales                                        $    77,617,704     $     7,794,515     $    85,412,219
Cost of goods sold                                    52,213,655           5,499,292          57,712,947
                                                 ---------------     ---------------     ---------------
      Gross profit                                    25,404,049           2,295,223          27,699,272

Selling, general, and administrative expenses         18,942,694           1,858,325          20,801,019
                                                 ---------------     ---------------     ---------------
      Operating income
                                                       6,461,355             436,898           6,898,253

Interest expense                                       3,591,266                   -           3,591,266
Other, net                                              (149,176)             72,500             (76,676)
                                                 ---------------     ---------------     ---------------
      Income before income taxes                       2,720,913             509,398           3,230,311

Income tax expense                                     1,125,245              86,036           1,211,281
                                                 ---------------     ---------------     ---------------

      Net income                                 $     1,595,668     $       423,362     $     2,019,030
                                                 ===============     ===============     ===============

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                    GUARANTOR          NON-GUARANTOR
                                                   SUBSIDIARIES        SUBSIDIARIES        CONSOLIDATED
                                                 ----------------    ----------------    ----------------

Cash flows from investing activities             $    (9,396,917)    $       476,931     $    (8,919,986)
                                                 ---------------     ---------------     ---------------
Cash flows from investing activities:
       Payment for business acquisitions             (37,690,050)                  -         (37,690,050)
       Other changes                                    (978,284)           (219,752)         (1,198,036)
                                                 ---------------     ---------------     ---------------
                                                     (38,668,334)           (219,752)        (38,888,086)
                                                 ---------------     ---------------     ---------------
Cash flows from financing activities:
       Proceeds from debt issuance                    96,244,951                   -          96,244,951
       Principal payment on debt                     (41,135,398)           (204,950)        (41,340,348)
       Payments for financing costs                   (4,196,126)                  -          (4,196,126)
       Repurchase and retirement of warrants          (3,026,454)                  -          (3,026,454)
       Other changes                                     425,240                   -             425,240
                                                 ---------------     ---------------     ---------------
                                                      48,312,213            (204,950)         48,107,263
                                                 ---------------     ---------------     ---------------
Effect of exchange rates on cash balances                      -             (26,104)            (26,104)
                                                 ---------------     ---------------     ---------------

       Net change in cash                                246,962              26,125             273,087

       Cash at beginning of period                       342,607             538,893             881,500
                                                 ---------------     ---------------     ---------------
       Cash at end of period                     $       589,569     $       565,018     $     1,154,587
                                                 ===============     ===============     ===============



                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                    GUARANTOR          NON-GUARANTOR
                                                   SUBSIDIARIES        SUBSIDIARIES        CONSOLIDATED
                                                 ----------------    ----------------    ----------------
Cash flows from investing activities             $     (1,751,323)   $       238,988     $    (1,512,335)
                                                 ----------------    ---------------     ---------------
Cash flows from investing activities:
       Payment for business acquisitions               (8,500,581)                 -          (8,500,581)
       Other changes                                     (479,652)          (250,973)           (730,625)
                                                 ----------------    ---------------     ---------------
                                                       (8,980,233)          (250,973)         (9,231,206)
                                                 ----------------    ---------------     ---------------
Cash flows from financing activities:
       Proceeds from debt issuance                      9,275,018                  -           9,275,018
       Principal payment on debt                       (1,528,838)                 -          (1,528,838)
       Proceeds from sale of common stock               2,756,697                  -           2,756,697
       Other changes                                            -                  -                   -
                                                 ----------------    ---------------     ---------------
                                                       10,502,877                  -          10,502,877
                                                 ----------------    ---------------     ---------------
Effect of exchange rates on cash balances                       -                967                 967
                                                 ----------------    ---------------     ---------------
       Net change in cash                                (228,679)           (11,018)           (239,697)

       Cash at beginning of period                        314,821            605,417             920,238
                                                 ----------------    ---------------     ---------------
       Cash at end of period                     $         86,142    $       594,399     $       680,541
                                                 ================    ===============     ===============


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

     Effective February 1, 1996, the Company acquired Clinton Management Corp. and Clinton Machinery Corp. (together, "Clinton"), a distributor of screen printing equipment for the apparel industry (the "Clinton Acquisition"). Approximately 17.0% of the Company's net sales for the nine months ended September 30, 1997 are attributable to the operations of Clinton. Accordingly, the results of the Company for the nine months ended September 30, 1997 are not directly comparable to the results for the nine months ended September 30, 1996 due to the inclusion of the operations of Clinton in the full 1997 period.

     In addition, on January 3, 1997, the Company acquired Macpherson Meistergram, Inc. and its subsidiary, Geoffrey E. Macpherson Canada, Inc. (collectively, "Macpherson"), a distributor of embroidery equipment and supplies for the apparel industry (the "Macpherson Acquisition"). Approximately 31.4% of the Company's net sales for the nine months ended September 30, 1997 are attributable to the operations of Macpherson. Accordingly, the results of the Company for the first nine months of 1997 are not directly comparable to the results for the same period in 1996 due to the inclusion of the operations of Macpherson in the 1997 period.

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


                                     NINE MONTHS            THREE MONTHS
                                        ENDED                   ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                                --------------------    --------------------
                                  1997        1996        1997        1996
                                --------    --------    --------    --------
Net sales                        100.0%      100.0%      100.0%      100.0%
Gross profit                      30.7        32.4        29.4        33.0
Selling, general and
     administrative expenses      25.4        24.4        25.3        22.9
Operating income                   5.3         8.1         4.1        10.1
Interest expense                   6.7         4.2         6.8         4.3
Income taxes                      (0.5)        1.4        (0.9)        2.2
Net income                        (2.0)        2.4        (1.6)        3.5
                                ========    ========    ========    ========


     Net sales were $135.7 million in the nine months ending September 30, 1997, an increase of $50.2 million, or 58.8%, as compared to the nine months ending September 30, 1996. Net sales were $46.4 million in the three months ending September 30, 1997, an increase of $17.6 million, or 61.0%, as compared to the 1996 period. Net sales increased primarily as a result of the inclusion in the 1997 periods of the results of Macpherson, acquired in January 1997, Clinton, acquired in February 1996, and E.C. Mitchell Co., Inc. ("Mitchell"), a manufacturer of abrasive cords and tapes used principally by apparel manufacturers, acquired in November 1996, which contributed an aggregate additional $45.6 million and $17.3 million to net sales in the nine and three months, respectively, ending September 30, 1997 compared with the nine and three months ending September 30, 1996.

     Net sales of Macpherson and Clinton declined, while the aggregate sales of the Company's other principal subsidiaries increased, in the first nine months of 1997 as compared to the 1996 period. During the third quarter of 1997, it became apparent that a new line of embroidery machines produced by Barudan, Macpherson's principal supplier, included a defect, which resulted in a halt of all deliveries of such machines in August 1997 until the defect was corrected in September 1997. In addition, during the 1997 period Barudan was late in supplying certain new machines, and it imposed a limit on the available quantities of other new machines that will continue through the first quarter of 1998. In the case of Clinton, during the 1997 period the Company experienced a decline in demand for apparel screen printing equipment supplied by M&R Printing Equipment, Inc. ("M&R") and an increase in costs associated with marketing efforts in the Company's European and Asian sales territories for M&R equipment. The Company has determined to discontinue its marketing of M&R equipment and has entered into an exclusive distribution agreement with MHM Siebdruckmaschinen Gesmbh. KG. ("MHM"), an Austrian company, to distribute its apparel screen printing equipment in North and South American (excluding Brazil). The initial term of the contract is for five years with automatic renewals for successive two year periods unless cancelled by either party six months in advance. The agreement calls for annual quotas. Although MHM's share of the apparel screen printing market in the U.S. is currently substantially less than that of M&R, the Company believes that it should be able to increase MHM's market penetration in the Western Hemisphere. However, no assurance can be given as to the future levels of sales of MHM equipment.

     Gross profit in the nine and three months ending September 30, 1997 was $41.7 million and $13.7 million, respectively, an increase of $14.0 million, or 50.5%, and $4.1 million, or 43.3%, as compared with the same periods of 1996. Gross profit increased primarily due to the inclusion of Macpherson, Clinton and Mitchell in the 1997 periods. As a percentage of net sales, gross profit in the nine and three months ending September 30, 1997 was 30.7% and 29.4%, as compared with 32.4% and 33.0% in the same periods of 1996. The decrease in gross profit percentage was attributable to Macpherson and Clinton. Macpherson's and Clinton's gross profit margins have traditionally been lower than the gross profit margin associated with the Company's parts and supplies businesses because a larger percentage of their sales are for equipment.

     Selling, general and administrative expenses for the nine and three months ending September 30, 1997 were $34.5 million and $11.7 million, respectively, an increase of $13.7 million, or 65.9%, and $5.1 million, or 78.0%, as compared to the same periods of 1996. The increase consisted primarily of the addition of $8.4 million and $3.2 million of operating expenses for Macpherson, Clinton and Mitchell in the nine and three months ending September 30, 1997. In addition, Macpherson incurred additional expenses relating to corrections of a defect in a new line of embroidery equipment and Clinton incurred higher marketing expenses in its discontinued European and Asian markets. As a percentage of sales, such expenses increased to 25.4% and 25.3% for the nine and three months ending September 30, 1997, from 24.4% and 22.9% for the same periods of 1996, primarily related to the Macpherson acquisition.

     Operating income in the nine and three months ending September 30, 1997 was $7.2 million and $1.9 million, respectively, an increase of $0.3 million, or 4.1%, and a decrease of $1.0 million, or 34.8%, as compared to the same periods of 1996. The increase in operating income resulted from an increase in sales and the factors discussed above. As a percentage of net sales, operating income was 5.3% and 4.1% for the nine and three months ending September 30, 1997, respectively, as compared to 8.1% and 10.1% in the same periods of 1996. The decrease was principally attributable to the lower gross margins from Macpherson's and Clinton's sales.

     Interest expense was $9.1 million and $3.2 million in the nine and three months ending September 30, 1997, respectively, an increase of $5.5 million, or 153.2%, and $1.9 million, or 154.2%, as compared with the same periods of 1996. The increase in interest expense was a result of the refinancing as of January 3, 1997, a portion of which was used to finance the acquisition of Macpherson.

     Provision for income taxes for the nine and three months ending September 30, 1997 was a benefit of $0.6 million and $0.4 million, respectively, a decrease of $1.8 million and $1.0 million, respectively, as compared to same periods of 1996. The Company's effective tax rate was 36.6% and 36.0% in the nine and three months ending 1997, as compared to 37.5% and 38.3% in the same periods of 1996.

     The Company's results for the first nine months of 1997 reflect an extraordinary loss from the extinguishment of debt (net of income tax benefit) of $1.6 million owing to the refinancing of the Company's indebtedness in connection with the Macpherson Acquisition and the issuance by the Company of $85.0 million aggregate principal amount of its 12 1/4% Series A Senior Notes due 2003 (the "Senior Notes").

     Net loss in the nine and three months ending September 30, 1997 was $2.6 million and $0.7 million, respectively, compared to net income of $2.0 million and $1.0 million in the same periods of 1996. The decrease was attributable to the additional cost factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its working capital requirements, capital expenditures and acquisitions from net cash provided by operations, borrowings under its credit facilities and proceeds from the issuance of debt and equity securities.

     On January 3, 1997, the Company issued and sold $85.0 million aggregate principal amount of its Senior Notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, the net proceeds of which were $80.5 million. The Company used a portion of the net proceeds from the sale of the Senior Notes to repay substantially all of its existing debt, most of which was incurred to fund the Management Buyout in July 1994, the Clinton acquisition in February 1996, the Mitchell acquisition in November 1996, and to satisfy working capital requirements. The balance of such net proceeds was used to fund the $24.0 million purchase price for the Macpherson Acquisition, to repay approximately $6.1 million of indebtedness of
Macpherson  and  to  pay  approximately   $6.4  million  of  trade  payables  of
Macpherson.

     In connection with the sale of the Senior Notes, the Financing and Security Agreements, dated February 1, 1996, between the Company and NationsBank, N.A. ("NationsBank") was terminated, and the Company entered into an $18.5 million working capital facility also with NationsBank (the "New Credit Facility") which became effective upon consummation of the sale of the Senior Notes. The New Credit Facility, as amended as of April 23, 1997, provides for borrowings of up to $18.5 million in the aggregate outstanding at any time, subject to a borrowing base limitation equal to 85% of the Company's eligible accounts receivable. Borrowings under the New Credit Facility bear interest at a rate per annum, at the Company's option, equal to (i) NationsBank's prime rate plus 0.25% or (ii) LIBOR plus 2.50%. The New Credit Facility is secured by all accounts receivable of the Company and includes certain covenants applicable to the Company, including requirements that the Company comply with certain financial ratios. The New Credit Facility expires on July 13, 2001. As of October 31, 1997, $2.3 million was available to be borrowed by the Company under the New Credit Facility.

     In connection with the Macpherson Acquisition, the Company acquired Embroidery Leasing Corporation (the "Leasing Company"), a leasing company affiliate of Macpherson, for approximately $0.5 million, payable over three years, plus interest at 6.0% annum. The Company intends to utilize the Leasing Company to offer flexible lease financing to its customers to support the

Company's sales of equipment. The Company intends to fund its investment in the Leasing Company through borrowings under the New Credit Facility, which borrowings are expected to aggregate approximately $1.0 million in 1997. The Company plans for the Leasing Company to arrange additional borrowings to finance its operations and sell a portion of its leases on a nonrecourse basis.

     The Company's capital expenditures during the first nine months of 1997 aggregated approximately $1.3 million. Such expenditures were primarily for computer, office and warehouse equipment and improvements. The Company expects an additional $0.5 million of capital expenditures in the fourth quarter of 1997, primarily relating to the consolidation of certain of Macpherson's operations.

     Net cash used in the Company's operating activities was $8.9 million during the first nine months of 1997, principally due to working capital changes. Net cash used in the Company's investing activities during the first nine months of 1997 were $8.9 million, related principally to the Macpherson acquisition. Net cash provided by financing activities during the first nine months of 1997 aggregated $48.1 million, reflecting $84.0 million of borrowings from the refinancing used to extinguish debt of $41.1 million, $4.2 million in financing costs and $3.0 million to repurchase and retire warrants.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

             EXHIBIT NO.                      DESCRIPTION
             -----------                      -----------
             11.1                             Computation   of  net  income  per
                                              common   and   common   equivalent
                                              shares

             27.1                             Financial  Data  Schedule   (filed
                                              with EDGAR only)


      (b)    Reports on Form 8-K

             During the quarter ended September 30, 1997, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILLCOX & GIBBS, INC.
                                        (Registrant)


Date     November 13, 1997              By   /S/ JOHN K. ZIEGLER, JR.
                                           -----------------------------
                                           John K. Ziegler, Jr.
                                           Vice President
                                           and Chief Financial Officer