Form 10-K
period 1997-12-31
WILLCOX & GIBBS INC /DE
filed 1998-03-31
CIK 1037070

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K
                             -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the  transition  period  from  _______ to _______

Commission file number 333-24507


                              WILLCOX & GIBBS, INC.
               (Exact name of registrant as specified in charter)


         DELAWARE                                       22-3308457
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


                  900 Milik Street, Carteret, New Jersey 07008
                    (Address of principal executive offices)


                                  732-541-6255
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None


                      (Cover sheet continued on next page)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ---

As of March 1, 1998: 976,055 shares of Common Stock of the Company were outstanding. The Company's Common Stock is not publicly traded.

Documents incorporated by reference: None.

                                     PART I

ITEM 1.   BUSINESS
-------   --------

OVERVIEW

          Willcox & Gibbs, Inc. ("Willcox & Gibbs" or the "Company") is a holding company engaged through its subsidiaries in the distribution of replacement parts, supplies and ancillary equipment to the apparel and other sewn products industry. The Company currently operates through six principal business units: (i) its Sunbrand division ("Sunbrand"), which is a distributor of replacement parts, supplies and ancillary equipment to manufacturers of apparel and other sewn products; (ii) its Unity Sewing Supply Co. division ("Unity"), which is a wholesale distributor to dealers of replacement parts and supplies for use by the apparel and other sewn products industry; (iii) its Willcox & Gibbs, Ltd. ("W&G, Ltd.") subsidiary, which is a distributor to manufacturers and dealers in the United Kingdom and Europe of replacement parts and supplies for use by the apparel and other sewn products industry; (iv) its Clinton Management Corp. and Clinton Machinery Corp. subsidiaries (together, "Clinton"), which distribute screen printing equipment and supplies principally for the apparel industry; (v) its Leadtec Systems, Inc. ("Leadtec") subsidiary, which develops and supplies computer-based production planning and control systems for the apparel and other sewn products industry; and (vi) Macpherson Meistergram, Inc. and its subsidiary, Geoffrey E. Macpherson Canada, Inc. (collectively, "Macpherson") which principally distributes embroidery equipment and supplies used in the apparel and other sewn products industry.

          The Company believes that it is the largest independent distributor in North America of replacement parts, supplies and ancillary equipment to manufacturers of apparel and other sewn products, offering a broad product line of over 200,000 items. These products include industrial sewing equipment parts, such as needles, hooks, motors, tools and other accessories, and ancillary equipment, such as embroidery equipment and supplies, screen printing equipment and supplies and production planning and control systems. The Company believes that its broad product line gives it the advantage of being the apparel and sewn products industry's leading one-stop shop.

          Manufacturers of apparel and other sewn products generally utilize a variety of modern equipment and supplies in their production processes. Although there have been advances in the speed of equipment and automation of manufacturing methods, the basic sewing process has changed very little since the first sewing machines were introduced over 125 years ago. Accordingly, the basic design of sewing equipment and replacement parts and supplies used with respect to such equipment has remained stable for many years, and new generations of sewing equipment have frequently utilized many parts designed for prior generations. In addition, since numerous manufacturers of sewn products do not regularly replace major equipment upon the introduction of new models, substantial numbers of older machines typically continue to be used for many years after the production of more advanced units.

          The improvements in speed of equipment and the trend toward automation in apparel and sewn products manufacturing have increased the demand for replacement parts and supplies by manufacturers, since high speed production increases the wear and tear on equipment. In addition, automation results in the utilization of other equipment, such as cutting and finishing devices, that must be maintained. As a result of the large number of differing replacement parts and supplies utilized by apparel and sewn products manufacturers and the relatively small quantity of many items required at varying times, such manufacturers generally prefer to obtain replacement parts and supplies from dealers that stock a wide range of products and offer prompt delivery. In addition, manufacturers of such replacement parts, supplies and ancillary equipment often prefer to sell such products through distributors who can provide wide market coverage, assume credit risk and stock inventory, thereby limiting the manufacturers' costs of marketing and distribution.

          The replacement parts distribution business involves both "genuine" and "generic" parts. "Genuine" parts are replacement parts manufactured by the original equipment manufacturer. "Generic" parts are non-branded replacement parts manufactured by someone other than the original equipment manufacturer.

          The market for screen printing equipment and embroidery equipment used to add decoration to apparel products has grown over the past several years. This growth has been propelled by expansion of the market for casual wear, such as T-shirts, sweatshirts and caps, which frequently feature printed or embroidered trademarks, slogans or other designs. In addition, improvements in technology have made screen printing and embroidery equipment less expensive and more sophisticated.

ACQUISITIONS

          Willcox & Gibbs is a Delaware corporation organized in 1994 by members of the Company's current management and certain other investors to acquire the sewn products replacement parts, supply and ancillary equipment distribution businesses of the Company's predecessor (the "Company's Predecessor"), which occurred on July 13, 1994 (the "Management Buyout"). Pursuant to the Management Buyout, the Company, through its wholly owned subsidiary, WG Apparel, Inc. ("WG Apparel"), acquired the assets of Sunbrand and Unity, as well as the stock of Leadtec and W&G, Ltd., and certain other assets in exchange for $41.0 million in cash, $3.0 million principal amount of subordinated debt and a warrant to purchase 122,970 shares of Common Stock of the Company. The cash portion of such purchase price was funded through approximately $36.2 million of borrowings and $4.8 million from the sale of Common Stock of the Company. On July 26, 1995, the Company repurchased from the Company's Predecessor such subordinated debt and warrants, together with certain other assets (including the name "Willcox & Gibbs, Inc."), for approximately $4.1 million in cash.

          Effective as of February 1, 1996, the Company acquired all of the outstanding capital stock of Clinton (the "Clinton Acquisition"). The purchase price for Clinton consisted of $4.0 million in cash, the assumption of $4.5 million of indebtedness and payables, which was subsequently repaid, and contingent payments of up to 35% of the operating income of Clinton during each of the five years ending December 31, 2000. Such contingent payments may not exceed $10.5 million in the aggregate over such five year period. In addition, the former shareholders of Clinton have the right to require WG Apparel to purchase their shares of Company Common Stock at a purchase price of $30 per share on the earliest of (i) the day after the Company's 12 1/4% Senior Notes (the "Senior Notes") have become due by occurrence of the scheduled maturity date or sooner acceleration, (ii) the fourth anniversary of the closing date of the Clinton Acquisition, (iii) the occurrence of an initial public offering of equity securities by the Company and (iv) a change of control of the Company, PROVIDED that in all cases such purchase is then permitted under the Indenture for the Senior Notes and the Company's Revolving Credit Agreement.

          Effective November 27, 1996, the Company acquired certain assets of E.C. Mitchell Co., Inc. ("Mitchell") for $3.0 million in cash (the "Mitchell Acquisition"). The acquired assets relate to the manufacture and sale of abrasive cords and tapes used principally in the apparel industry.

          Effective January 3, 1997, the Company acquired all of the outstanding capital stock of Macpherson for a cash purchase price of $24.0 million (the "Macpherson Acquisition"). In connection with the Macpherson Acquisition, the Company assumed and repaid immediately approximately $6.1 million of indebtedness of Macpherson and approximately $6.4 million of trade payables of Macpherson. In connection with the Macpherson Acquisition, the Company acquired Embroidery Leasing Corp., which changed its name to Emtex Leasing Corp. (the "Leasing Company"), a leasing company affiliate of Macpherson, for approximately $0.9 million including a note for approximately $0.5 million, payable over three years, plus interest at 6.0% per annum. The Leasing Company offers lease financing to the Company's customers to support the Company's sales of equipment.

THE OPERATING UNITS

SUNBRAND

          Sunbrand, which has been operating for over 40 years, believes it is the largest distributor in North America of replacement parts, supplies and ancillary equipment to manufacturers of apparel and other sewn products. Sunbrand's products are purchased from many of the leading manufacturers of equipment for the apparel and sewn products industry. Sunbrand's net sales accounted for approximately 38.0% of the Company's 1997 consolidated net sales.

          Sunbrand carries one of the most extensive lines of replacement parts and supplies for the apparel and other sewn products industry in North America. Its product line includes a full range of replacement parts for sewing machines, spreading and cutting equipment, finishing equipment, and general supplies. Sunbrand also offers a broad base of manufacturing equipment, distribution systems, information systems and management services.

          Sunbrand has its headquarters and principal warehouse facility in Atlanta, Georgia. In addition, Sunbrand maintains six strategically located branches that serve as regional sales offices and distribution points: Fall River, Massachusetts; Miami, Florida; El Paso, Texas; Mexico City and Gomez Palacio/Torreon, Mexico; Santo Domingo, Dominican Republic; and Bogota, Colombia.

          While there is strong competition throughout the markets served by Sunbrand, Sunbrand believes that it is the largest distributor in North America of replacement parts and supplies to manufacturers of apparel and other sewn products. Most of Sunbrand's competitors are small, regional distributors. In addition, there are three national competitors to Sunbrand, some of which may have greater financial resources than the Company. Competition is principally based on product availability, price and speed of delivery.

UNITY

          Unity, founded over 50 years ago in New York City, is a leading wholesale distributor to dealers in North America of replacement parts and supplies for use in the apparel and sewn products industry. Unity does not sell directly to manufacturers or other end-users. Unity's net sales accounted for approximately 6.1% of the Company's 1997 consolidated net sales.

          Unity's product line includes genuine and generic replacement parts, needles, motors, tables, stands, cleaning guns and sewing lights. Since Unity's customers (other than Sunbrand) are dealers who typically resell to medium-sized and smaller apparel manufacturers, Unity's sales have generally been substantially comprised of more economical generic replacement parts rather than genuine parts.

          Unity purchases generic parts from hundreds of small manufacturers, principally through trading houses or similar arrangements. Unity purchases the majority of its products from the Far East and Germany. Unity operates warehouses in Carteret, New Jersey; Los Angeles, California; Miami, Florida; and Medellin, Colombia.

          Unity's business is highly competitive. There are four other significant wholesalers that supply dealers with apparel parts and supplies, none of which has more than two warehouses, as compared to Unity's three distribution centers. In addition, there are numerous smaller, regional competitors, and in some instances dealers bypass wholesalers and buy directly from manufacturers or trading companies when purchasing a significant quantity of parts or supplies or if it is otherwise cost effective. Competition is principally based on product availability, price and speed of delivery.

W&G, LTD.

          W&G, Ltd., a United Kingdom corporation organized in 1908, is a leading distributor of generic and genuine replacement parts, supplies and ancillary equipment to apparel manufacturers and dealers in the United Kingdom and Europe. The Company believes that the breadth of W&G, Ltd.'s inventory and its attainment of certain quality control standards make it a leading one-stop provider for apparel manufacturers and dealers in the United Kingdom and Europe.

W&G, Ltd.'s net sales accounted for approximately 4.2% of the Company's 1997 consolidated net sales.

          W&G, Ltd. maintains an inventory of generic parts for sewing machines from virtually every manufacturer in the industry. In addition to generic machine parts, W&G, Ltd. sells two needle lines, sewing equipment, cutting equipment and pressing equipment.

          W&G, Ltd. purchases a majority of its products from the Far East and Germany, and also purchases a considerable amount of its products from Sunbrand and Unity. W&G, Ltd. has long standing non-exclusive relationships with its primary suppliers.

          W&G, Ltd.'s central warehouse in Braintree, Essex is located close to major highways, railways to London and Stanstead Airport. In addition to the Braintree warehouse, two additional stocking facilities are located in Nottingham and Leicester.

          W&G, Ltd.'s business is highly competitive. There are a number of smaller, local competitors, as well as one major national U.K. competitor comparable in size to W&G, Ltd. Competition is principally based on product availability, price and speed of delivery.

CLINTON

          Clinton, founded by its current management in 1985 and acquired by the Company in February 1996, is a distributor of screen printing equipment and supplies principally for the apparel industry. Screen printing is the process by which designs are applied to fabric or other material using patterned screens. The Company acquired Clinton pursuant to its business strategy of expanding the product lines it is able to offer through its existing distribution network. Clinton accounted for approximately 14.7% of the Company's 1997 consolidated net sales.

          Clinton sells and services a complete line of automatic and manual screen printers, gas and electric dryers and other accessory equipment for the screen printing industry. Clinton also offers a comprehensive line of textile screen printing supplies, including inks, chemicals, emulsions, screen frames, screen mesh and other accessory items.

          The majority of Clinton's products are used to produce designs on men's, women's and children's T-shirts and sweatshirts and other apparel items. Other significant applications include home furnishings, towels, hats, industrial fabrics and other non-apparel promotional articles made from fabric materials. Clinton also sells a complete line of equipment to graphics customers primarily for promotional signs and posters.

          Clinton has its headquarters in Miami Lakes, Florida with distribution warehouses in Miami Lakes, Florida; Charlotte, North Carolina; Los Angeles, California; Nashville, Tennessee; and Mexico City, Mexico.

          M&R Printing Equipment, Inc. ("M&R") screen printing equipment, which Clinton discontinued distributing in 1997 (see "-Suppliers" below), had a majority share of the U.S. market for such equipment in 1997, and Clinton's new line of screen printing equipment is not yet well established in the United States. Competition with respect to Clinton's other products is strong, mainly from a variety of distributors of general printing equipment and supplies.

MACPHERSON

          Macpherson, founded in 1976, is principally engaged in the distribution throughout the United States and Canada of embroidery equipment used in the apparel industry. Such embroidery equipment is used to create designs on apparel and other products utilizing one or more needle heads and thread. Embroidery can add value to a finished product with little incremental expense, and technological developments in recent years have improved equipment capabilities and lowered capital costs. Macpherson accounted for approximately 33.8% of the Company's 1997 consolidated net sales.

          Macpherson provides a complete line of technologically advanced embroidery equipment for the apparel industry, as well as customer service, support and training, and a comprehensive line of embroidery supplies and accessories. Macpherson's principal supplier of embroidery machines is Barudan Company, Ltd., a Japanese manufacturer.

          Embroidery machines may contain single or multiple sewing heads. Each sewing head consists of a group of needles that are fed by spools of thread attached to the equipment. The needles operate in conjunction with each other to embroider the thread into the cloth or other surface in such configuration as to produce the intended design. Thread flowing to each needle can be of the same or varying color. Each head creates a design, and heads operating at the same time create the same size and shape designs. Thus, a 30 head machine with all heads operating simultaneously can create an identical-design on thirty surfaces. The design and production capabilities are enhanced through the integration of computers and specialized software applications.

          Macpherson is headquartered in Greensboro, North Carolina, and has seven additional sales offices located throughout the United States and in Canada. Each location has showrooms for the demonstration of equipment and embroidery techniques.

          Macpherson competes with Hirsch International Corp., a distributor of Tajima singlehead and multihead embroidery machines. The Company believes that Tajima has the largest share of the U.S. market for embroidery machines and that Barudan has the second largest share of such market. Macpherson also competes with a number of smaller distributors of competitive embroidery machines and with original equipment manufacturers, such as Melco Industries, which distribute products directly into Macpherson's markets. Macpherson believes it competes on the basis of the quality of the embroidery equipment it distributes, as well as its knowledge, experience and customer service. Macpherson's customers are subject to competition from importers of embroidered products, which could effect Macpherson's operations.

THE LEASING COMPANY

          In connection with the Macpherson Acquisition, the Company acquired the Leasing Company, a leasing company affiliate of Macpherson. Prior to its acquisition by the Company, substantially all of the assets and liabilities of the Leasing Company were removed. Accordingly, the principal benefit of the acquisition was the existing organization of the Leasing Company. The Leasing Company commenced operations in March 1996. The Company intends to utilize the Leasing Company to offer flexible lease financing to its customers to support the Company's sales of equipment.

LEADTEC

          Leadtec, founded by its current chief executive officer in 1978 and acquired by the Company's Predecessor in 1985, develops, distributes and supports computer software and specialized hardware for sewn products manufacturers. Leadtec's net sales accounted for approximately 2.8% of the Company's 1997 consolidated net sales.

          Leadtec's primary product is "Satelite Plus", which is a production planning and control system designed to allow apparel factory operators to monitor production progress and efficiency. Satelite Plus is available in both "batch" and "real-time" formats. Under the batch product, production operators clip bar-coded coupons to capture data for each bundle or lot they produce. This data is then processed by the Satelite Plus system to calculate pay and generate reports for management. The real-time Satelite Plus product is a computerized system that captures production events as they occur through terminals at workstations that communicate with the computer system.

          Sales of Satelite Plus factory installations typically require long lead-times to develop, given the significant capital expenditure and management resource commitment required. Accordingly, Leadtec's sales may vary significantly from year to year, as an installation of numerous plants for a single large customer can have a major impact on sales volume in any single year.

          Leadtec is not aware of any system similar to Satelite Plus' real-time system. However, its real-time system competes with traditional batch systems. There are numerous competitors with respect to the batch system. Competition is usually based on price, functionality and support.

SUPPLIERS

          The Company purchases products from over 1,200 different vendors, including many of the leading manufacturers of equipment for the apparel and sewn products industry. The Company's largest supplier accounted for approximately 26% of the Company's 1997 total purchases, and the Company's five largest suppliers accounted for approximately 44% of its total purchases in 1997.

          Sunbrand is currently the exclusive distributor of genuine replacement parts in the United States for Pfaff AG ("Pfaff") and for Pegasus Sewing Machine Mfg. Co., Ltd. ("Pegasus"). Pfaff, a German company, is a major manufacturer of industrial sewing equipment for the apparel industry, including "lock-stitch" industrial sewing machines. The Company (including its predecessor) has been the exclusive distributor in the United States of Pfaff genuine parts since 1958. Pfaff has given notice of termination of its distributor agreement with the Company, effective December 31, 1998. The Company is negotiating with Pfaff to continue as a distributor of Pfaff parts, although no assurance can be given that the Company will continue as a distributor for Pfaff. The Company believes that the termination of its right to distribute Pfaff parts as of December 31, 1998, could have an adverse effect on the Company. See"--Liquidity and Capital Resources" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

          Pegasus is a significant Japanese manufacturer of industrial sewing equipment, including "chain-stitch" industrial sewing machines. The Company (including its predecessor) has been the exclusive distributor in the United States of Pegasus genuine parts since 1966. Under the Company's distributor agreement with Pegasus, the Company is the exclusive United States distributor of Pegasus genuine parts through 2000, which exclusive arrangements automatically renew for successive two year periods unless notice of termination is given at least one year prior to December 31, 2000 or the end of any successive two year period of exclusivity. In order to maintain the exclusivity of the Pegasus distribution agreement, the Company must meet certain performance targets. Historically the Company has generally satisfied these requirements, although in certain prior years they were not satisfied and Pegasus waived such shortfalls. Although the Company believes that its relationship with Pegasus has been good, there can be no assurance that the Pegasus distribution agreement will be extended beyond its current term or that the Company will continue to be the distributor for Pegasus parts. No assurance can be given that the failure to extend the Pegasus distribution agreement or the loss by the Company of its supplier relationship with Pegasus would not have an adverse effect on the Company's business, financial condition and results of operations.

          During 1997, the Company experienced a decline in demand for apparel screen printing equipment supplied by M&R and an increase in costs associated with marketing efforts in the Company's European and Asian sales territories for M&R equipment. Accordingly, the Company discontinued its marketing of M&R equipment and entered into an exclusive distribution agreement with MHM Siebdruckmaschinen Gesmbh. KG. ("MHM"), an Austrian company, to distribute its apparel screen printing equipment in North and South America (excluding Brazil). The initial term of the contract is for five years with automatic renewals for successive two year periods unless canceled by either party six months in advance. The agreement calls for annual sales quotas. Although MHM's share of the apparel screen printing market in the U.S. is currently substantially less than that of M&R, the Company believes that it should be able to increase MHM's market penetration in the Western Hemisphere. However, no assurance can be given as to the future levels of sales of MHM equipment.

          Barudan is one of the world's major manufacturers of embroidery machines. Under the distribution agreement among Macpherson, Barudan and certain of their affiliates, Macpherson is the exclusive distributor of new Barudan embroidery equipment in the United States and Canada until December 31, 2003 (the "Barudan Agreement"). The Barudan Agreement automatically renews for a period of five years unless either party terminates such agreement on not less than 30 days notice. During 1997, it became apparent that a new line of embroidery machines produced by Barudan, Macpherson's principal supplier, included a defect, which resulted in a halt of all deliveries of such machines in August 1997 until the defect was corrected in October 1997. In addition, during 1997 Barudan was late in supplying certain new machines, and it imposed a limit on the available quantities of other new machines that will continue through the first quarter of 1998.

CUSTOMERS

          The Company serviced over 15,000 customers in 1997, no one of which accounted for more than 3.1% of the Company's 1997 net sales. The Company's top ten customers, which included Levi Strauss, Fieldcrest Cannon, and VF Corporation, represented approximately 13.4% of the Company's net sales in 1997.

          Historically, a majority of the Company's sales have been to customers in the United States, although sales to customers in Latin America have increased significantly in recent years. Approximately 21.0% of the Company's net sales in 1997 were to Latin America. The balance of the Company's sales were to customers primarily in the United States, Europe and Canada. Mexico was the principal location of the Company's customers outside of the United States in 1997, followed by the Caribbean Basin Initiative ("CBI") countries and other South American countries. The Company may continue to follow important customers from the U.S. as they pursue opportunities in Mexico, the CBI and other South American countries.

EMPLOYEES

          As of December 31, 1997, the Company employed approximately 600 full time employees. The Company's employees are not represented by any labor union. The Company considers its employee relations to be good.

          For information regarding the Company's foreign operations, see Note 13 of the Notes to Consolidated Financial Statements of the Company included in
Item 8 of this Report.

ITEM 2.   PROPERTIES
-------   ----------

          The Company leases all of its office and warehouse properties at its various locations, except for the facilities owned by W&G, Ltd. in Braintree, England. The Company's headquarters are located in approximately 33,000 square feet of space in Carteret, New Jersey under a lease expiring in 2005, which also serves as the headquarters and principal warehouse for Unity. Sunbrand's Atlanta offices and warehouse occupy approximately 88,000 square feet under a lease expiring in 2001. Clinton operates its headquarters, showroom and warehouse and shipping facilities out of approximately 40,000 square feet located in Miami Lakes, Florida under a lease expiring in 1998. The Company's other operations are located in smaller leased spaces. The Company believes that, if necessary, it would be able to lease adequate replacement space without material additional expense.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

          There are no material pending legal proceedings as of the date of this Report to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          During the last quarter of the Company's 1997 fiscal year no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

          There is no established public trading market for the Company's Common Stock.

          As of March 1, 1998, there were 25 holders of record of the Company's Common Stock.

          The Company has not paid any dividends since its organization in 1994. Future payment of cash dividends by the Company will be dependent on such factors as business conditions, earnings and the financial condition of the Company. The Revolving Credit Agreement and the Indenture relating to the Senior Notes restrict the payment of dividends by the Company. Under the most restrictive of these debt agreements, no amount was available for the payment of dividends and other distributions as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

          The following table sets forth certain financial data for the years ended December 31, 1997, 1996 and 1995 and the period from July 13, 1994 to
December 31, 1994, which have been derived from the audited consolidated financial statements of the Company. The financial data of the Company's Predecessor for the period from January 1, 1994 to July 12, 1994 and for the year ended December 31, 1993 have been prepared as if the apparel operations had been operated as a separate entity during those periods. However, such financial statements do not reflect a complete allocation of all expenses applicable to the operation of an independent company. Certain expenses were allocated to the apparel operations by the Company's Predecessor based on actual usage or other allocation methods that approximate actual usage. The consolidated financial statements of the Company as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the report thereon, are included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere herein.


                                                              COMPANY                                 COMPANY'S PREDECESSOR
                                    --------------------------------------------------------------  --------------------------
                                                                                     JULY 13, 1994   JANUARY 1,
                                     YEAR ENDED       YEAR ENDED      YEAR ENDED         TO            1994        YEAR ENDED
                                    DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   TO JULY 12,   DECEMBER 31,
                                        1997             1996             1995           1994           1994           1993
                                    ------------     ------------    ------------    -------------  -----------   ------------
                                                                                                                   (UNAUDITED)
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net sales.....................        $180,332         $113,851         $90,431         $41,644       $41,309        $77,574
Income (loss) before income
  taxes and extraordinary
  item........................          (4,705)           2,450           1,952            (642)          789          4,579
Income tax expense (benefit)..          (1,434)           1,137             558            (288)          426            146
                                      --------         --------         -------         -------       -------        -------
Income (loss) before
  extraordinary item..........          (3,271)           1,313           1,394            (354)          363          4,433
Extraordinary item, net.......          (1,557)              --            (152)             --            --             --
                                      --------         --------         -------         -------       -------        -------
  Net income (loss)...........        $ (4,828)        $  1,313         $ 1,242         $  (354)      $   363        $ 4,433
                                      ========         ========         =======         =======       =======        =======
Diluted income (loss)
  per share:
  Income (loss) before
    extraordinary item               $  (3.37)       $   1.25         $  1.84         $  (.74)             --            --
  Extraordinary item, net               (1.61)             --           (0.20)             --              --            --
                                     --------        --------         -------         -------         -------        ------
  Net income (loss)                  $  (4.98)       $   1.25         $  1.64         $  (.74)             --            --
                                     ========        ========         =======         =======         =======        ======
Working capital...............       $ 48,311        $ 18,653         $21,924         $24,563              --            --
Total assets..................        140,501          79,778          52,528          51,717              --            --
Total debt....................         95,954          41,436          31,109          32,224              --            --
Common stock subject to put
  option......................          3,000           3,000              --              --              --            --
Total stockholders' equity....          5,087          12,677           7,892           5,967              --            --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

GENERAL

          Willcox & Gibbs, Inc. (the "Company") was organized in 1994 by members of the Company's current management and certain other investors (the "Management Buyout") to acquire the sewn products replacement parts, supply and ancillary equipment distribution businesses of the Company's predecessor (the "Distribution Business"), which occurred on July 13, 1994.

          Effective February 1, 1996, the Company acquired Clinton Management Corp. and Clinton Machinery Corp. (together, "Clinton"), a distributor of screen printing equipment (the "Clinton Acquisition"). Approximately 14.7% of the Company's net sales for the year ended December 31, 1997 are attributable to the operations of Clinton. Accordingly, the results of the Company for the year ended December 31, 1997 are not directly comparable to the results for the year ended December 31, 1996 due to the inclusion of the operations of Clinton in the full 1997 period.

          On January 3, 1997, the Company acquired Macpherson Meistergram, Inc. and its subsidiary, Geoffrey E. Macpherson Canada, Inc. (collectively, "Macpherson"), a distributor of embroidery equipment and supplies for the apparel industry. Approximately 33.8% of the Company's net sales for the year ended December 31, 1997 are attributable to the operations of Macpherson. Accordingly, the results of the Company for 1997 are not directly comparable to the results for the same period in 1996 due to the inclusion of the operations of Macpherson in the 1997 period.

          The Company currently  operates through six principal  business units:
(1) its Sunbrand division ("Sunbrand"), which is a distributor of replacement parts, supplies and ancillary equipment to manufacturers of apparel and other sewn products; (ii) its Unity Sewing Supply Co. division ("Unity"), which is a wholesale distributor to dealers of replacement parts and supplies for use by the apparel and other sewn products industry; (iii) its Willcox & Gibbs, Ltd. ("W&G, Ltd.") subsidiary, which is a distributor to manufacturers and dealers in the United Kingdom and Europe of replacement parts and supplies for use by the apparel and other sewn products industry; (iv) its Clinton subsidiaries, which distribute screen printing equipment and supplies primarily for the apparel industry; (v) its Leadtec Systems, Inc. ("Leadtec") subsidiary, which develops and supplies computer-based production planning and control systems for the apparel industry; and (vi) Macpherson, which distributes embroidery equipment and supplies used in the apparel industry.

CERTAIN FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS

          The Company is highly leveraged and has significant debt service requirements. The Company faces many uncertainties in 1998 and beyond, and the Company cannot predict whether the Company's business will continue to generate sufficient cash flow from operations in the future to service debt requirements and to meet working capital and capital expenditure needs. See "-Liquidity and Capital Resources".

          Inventory management is an important factor that may affect the Company's result of operations. The carrying value of the Company's inventory increased significantly in 1997 as a result of the acquisition of Macpherson. Macpherson distributes embroidery equipment that is substantially more expensive on a per item basis than the Company's historic inventory, which was composed principally of replacement parts and supplies for use in the apparel and sewn products industry. The Company maintains an inventory of a large number of items, many of which need not be replaced frequently. In general, the Company's experience over many years of supplying the apparel and sewn products industries, combined with the Company's technologically advanced inventory control system, provide guidance on prudent inventory levels. However, because demand for the Company's products is dependent on the needs of the apparel and sewn products industries, a decline in the operations of the Company's customers will reduce demand for the Company's products. Any such reduction in demand over an extended period could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's gross margins.

          Willcox & Gibbs is a holding company, the only assets of which are the stock of its subsidiaries. All of the operations of Willcox & Gibbs are conducted through its direct and indirect wholly owned subsidiaries. Accordingly, Willcox & Gibbs' ability to service its indebtedness and meet its other obligations are dependent upon earnings and cash flow of its subsidiaries and the payment of funds by those subsidiaries to Willcox & Gibbs in the form of loans, dividends or otherwise. In addition, the ability of Willcox & Gibbs' subsidiaries to pay dividends, repay intercompany liabilities or make other advances to Willcox & Gibbs is subject to restrictions imposed by corporate law and certain United States, state and foreign tax considerations. Several of the Company's subsidiaries are incorporated outside the United States.

          The Company derives significant revenues and operating income from certain lines of replacement parts and equipment distributed under its distribution agreements with certain suppliers. The Company's distribution agreements, both exclusive and non-exclusive, and other supply arrangements with manufacturers are important to enable the Company to obtain products sought by the Company's customers and to maintain the Company's broad product selection. Substantially all of such distribution agreements and other arrangements may be terminated by the supplier for any reason, although most exclusive distribution agreements require advance written notice. No assurance can be given that any of the Company's distribution agreements will be extended beyond their current term or that the Company will continue to be the distributor for any particular product. Pfaff AG, a significant supplier to the Company, has given notice of termination of its distributor agreement with the Company, effective December 31, 1998. The Company is negotiating with Pfaff to continue as a distributor of Pfaff parts, although no assurance can be given that the Company will continue as a distributor for Pfaff. The Company believes that the termination of its right to distribute Pfaff parts as of December 31, 1998 could have an adverse effect on the Company. See "--Liquidity and Capital Resources" below.

          In the years ended December 31, 1997, 1996 and 1995, approximately 27.9%, 34.1% and 25.9%, respectively, of the Company's revenues were derived from international operations and export sales, which are subject in varying degrees to risks inherent in doing business abroad. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations. In addition, foreign operations include risks of partial or total expropriation; currency exchange rate fluctuations and restrictions on currency repatriation; the disruption of operations from labor and political disturbances, insurrection or war; and the requirements of partial local ownership of operations in certain countries.

          Any change in the value of the currencies of the foreign countries in which the Company does business against the U.S. dollar will result in corresponding changes in the price and affordability of the Company's products, which could have a material adverse impact on the Company's business, financial condition and results of operations. The Company purchases a substantial amount of its inventories with foreign currencies. Most of the Company's net sales are in U.S. dollars. Although the Company, from time to time, enters into forward exchange contracts to hedge against foreign currency exchange risks, there can be no assurance that the Company will not experience foreign currency losses. See Note 1 of the Notes to Consolidated Financial Statements of the Company. In addition, the economies of certain of the Company's target Latin American markets have experienced significant and in some periods extremely high rates of inflation over the past few years. Inflation and rapid fluctuation in inflation rates have had and may continue to have negative effects on these economies and could have a material adverse impact on the Company's business, financial condition and results of operations.

          The North American Free Trade Agreement ("NAFTA"), implemented on January 1, 1994, removes barriers to free trade among Canada, the United States and Mexico. The removal of barriers will take place over a 10 year period between Mexico and the United States and over five years between Canada and the United States. There can be no assurance that NAFTA will not result in an increase in apparel imports from Mexico that compete against products manufactured by the Company's customers in the United States, thereby adversely affecting the Company's sales in the United States. Historically, a majority of the Company's net sales have been to customers in the United States. No assurance can be given that the Company will be able to increase sales outside of the United States in the event of a decline in sales to customers in the United States.

          The Company is in the process of assessing the Year 2000 issue and the estimated costs necessary for the Company's remediation plan. The Company plans to remediate all Year 2000 issues during 1998 and does not expect remediation costs to have a material impact on results of operations, liquidity and capital resources.

          The markets in which the Company competes are subject to intense competition. In addition, certain of the Company's competitors have greater financial resources than the Company and are less leveraged than the Company.

          Inflation has not affected the Company's results over the last several years, given its relatively low level in the United States during such period.

RESULTS OF OPERATIONS

          The following table sets forth the percentages that certain income and expense items bear to net sales for the periods indicated.


                                                                  Year Ended December 31,
                                                              ------------------------------
                                                               1997        1996        1995
                                                              ------      ------      ------
Net Sales............................................         100.0%      100.0%      100.0%
Gross profit.........................................          30.4        31.8        32.9
Selling, general and administrative expenses.........          26.3        25.4        26.1
Operating income.....................................           4.1         6.4         6.8
Interest expense.....................................           6.7         4.2         4.7
Income taxes.........................................          (0.8)        1.0         0.6
Net income...........................................          (2.7)        1.2         1.4
                                                               =====        ===         ===

     1997 COMPARED TO 1996

          Net sales were $180.3 million in 1997, an increase of $66.5 million, or 58.4%, as compared to 1996. Net sales increased primarily as a result of the inclusion in the 1997 period of the results of Macpherson, acquired in January 1997, Clinton, acquired in February 1996, and Mitchell, acquired in November 1996, which contributed an aggregate additional $64.2 million to net sales in 1997 compared with 1996.

          Net sales of Macpherson and Clinton declined, while the aggregate sales of the Company's other principal subsidiaries increased, in 1997 as compared to the 1996 period. During 1997, it became apparent that a new line of embroidery machines produced by Barudan, Macpherson's principal supplier, included a defect, which resulted in a halt of all deliveries of such machines in August 1997 until the defect was corrected in October 1997. In addition, during the 1997 period Barudan was late in supplying certain new machines, and it imposed a limit on the available quantities of other new machines that will continue through the first quarter of 1998. In the case of Clinton, during the 1997 period, the Company experienced a decline in demand for apparel screen printing equipment supplied by M&R Printing Equipment, Inc. ("M&R") and an increase in costs associated with marketing efforts in the Company's European and Asian sales territories for M&R equipment. The Company discontinued its operations in Europe and Asia with respect to Clinton's businesses and marketing of M&R equipment and has entered into an exclusive distribution agreement with MHM Siebdruckmaschinen Gesmbh. KG. ("MHM"), an Austrian company, to distribute its apparel screen printing equipment in North and South America (excluding Brazil). The initial term of the contract is for five years with automatic renewals for successive two year periods unless canceled by either party six months in advance. The agreement calls for annual sales quotas. Although MHM's share of the apparel screen printing market in the U.S. is currently substantially less than that of M&R, the Company believes that it should be able to increase MHM's market penetration in the Western Hemisphere. However, no assurance can be given as to the future levels of sales of MHM equipment.

          Gross profit in 1997 was $54.8 million, an increase of $18.5 million, or 51.1%, as compared with 1996. Gross profit increased primarily due to the inclusion of Macpherson, Clinton and Mitchell in the 1997 period. As a percentage of net sales, gross profit in 1997 was 30.4%, as compared with 31.8% in 1996. The decrease in gross profit percentage was attributable to Macpherson and Clinton. Macpherson's and Clinton's gross profit margins have traditionally been lower than the gross profit margin associated with the Company's parts and supplies businesses because a larger percentage of their sales are for equipment. In addition, the Company discontinued several product lines, including the M&R equipment line, in the fourth quarter of 1997. The 1997 gross profit was charged $0.5 million to adjust the product lines to their liquidation value.

          Selling, general and administrative expenses in 1997 were $47.4 million, an increase of $18.4 million, or 63.6%, as compared to 1996. The increase consisted primarily of the addition of $13.3 million of operating expenses for Macpherson, Clinton and Mitchell in 1997. Included in selling, general and administrative expenses was approximately $1.8 million in costs associated with the defect on a new line of embroidery machines, discontinued product lines and the transfer of Macpherson's supply distribution to the Company's Sunbrand division distribution center. The Company believes that this consolidation will result in lower overhead and improved service levels to customers. In addition, Clinton incurred higher marketing expenses in its discontinued European and Asian markets. As a percentage of sales, such expenses increased to 26.3% for 1997, from 25.4% for 1996, primarily related to the factors above.

          Operating income in 1997 was $7.4 million, an increase of $0.1 million, or 1.7% as compared to 1996. The increase in operating income resulted from an increase in sales and the factors discussed above. As a percentage of net sales, operating income was 4.1% for 1997 as compared to 6.4% for 1996. The decrease was principally attributable to the lower gross margins from Macpherson's and Clinton's sales and the additional costs described above.

          Interest expense was $12.1 million in 1997, an increase of $7.3 million, or 151.7%, as compared with 1996. The increase in interest expense was a result of the issuance by the Company of $85.0 million aggregate principal amount of its 12 1/4% Series A Senior Notes due 2003 (the "Senior Notes") as of January 3, 1997, the proceeds of which were used to finance the acquisition of Macpherson and to refinance existing indebtedness.

          Provision for income taxes for 1997 was a benefit of $1.4 million, a decrease of $2.6 million, as compared to 1996. The Company's effective tax rate was 30.5% in 1997, as compared to 46.4% in 1996.

          The Company's results for 1997 reflect an extraordinary loss from the extinguishment of debt (net of income tax benefit) of $1.6 million owing to the refinancing of the Company's indebtedness in connection with the Macpherson Acquisition and the issuance of the Senior Notes.

          Net loss in 1997 was $4.8 million compared to net income of $1.3 million in 1996. The decrease was attributable to the additional cost factors discussed above.

     1996 COMPARED TO 1995

          Net sales were $113.9 million in 1996, an increase of $23.4 million, or 25.9%, as compared to 1995. Net sales increased primarily as a result of the Clinton Acquisition, which contributed $28.7 million to net sales in 1996. The increase was partially offset by a decline in sales by the Company of capital equipment resulting from general market conditions for apparel manufacturers.

          Gross profit in 1996 was $36.2 million, an increase of $6.4 million, or 21.6%, as compared with 1995. As a percentage of net sales, gross profit in 1996 was 31.8% as compared with 32.9% period in 1995. The decrease in gross profit was primarily attributable to Clinton's contribution to gross profit. Clinton's gross profit margin has traditionally been lower than the Company's parts and supplies businesses because a larger percentage of Clinton's sales are attributable to capital equipment. The decrease in gross profit margin in 1996 was partially offset by a decrease in the percentage of net sales comprised of capital equipment and the corresponding increase in the percentage comprised of parts and supplies, since parts and supplies generally have higher margins than capital equipment.

          Selling, general and administrative expenses in 1996 were $29.0 million, an increase of $5.4 million, or 22.7%, as compared to 1995. The increase consisted primarily of the addition of expenses for Clinton, which were $5.5 million. The increase was partially offset by a reduction of expenses as a result of management's continued efforts to lower costs of operations, coupled with lower sales expenses as a result of the decline in capital equipment sales.

          Operating income in 1996 was $7.3 million, an increase of $1.1 million, or 17.4%, as compared to 1995. As a percentage of net sales, operating income was 6.4% in 1996 as compared to 6.8% in 1995. The increase in operating income resulted primarily from an increase in sales and the efforts to reduce costs.

          Interest expense was $4.8 million in 1996, an increase of $0.6 million, or 13.6%, as compared with 1995. The increase in interest expense was primarily a result of the additional borrowings incurred as of February 1, 1996 used to finance the acquisition of Clinton.

          Provision for income taxes for 1996 was $1.1 million, an increase of $0.6 million, as compared to 1995. The Company's effective tax rate was 46.4% in 1996, as compared to 28.6% in 1995.

          Net income in 1996 was $1.3 million, an increase of $0.1 million or 5.7% compared to 1995. The increase was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has funded its working capital requirements, capital expenditures and acquisitions from net cash provided by operations, borrowings under its credit facilities and proceeds from the issuance of debt and equity securities.

          On January 3, 1997, the Company issued and sold $85.0 million aggregate principal amount of its Senior Notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The net proceeds from the sale of the Senior Notes were used to repay substantially all of the Company's existing debt, most of which was incurred to fund the Management Buyout in July 1994, the Clinton Acquisition in February 1996, the Mitchell Acquisition in November 1996, and to satisfy working capital requirements. The balance of such net proceeds was used to fund the $24.0 million purchase price of the Macpherson Acquisition, to repay approximately $6.1 million of indebtedness of Macpherson and to pay approximately $6.4 million trade payables of Macpherson.

          The Company has a Credit Agreement (the "Credit Agreement") with its principal lenders which provides for a revolving credit facility through July 2001 of up to the lesser of (i) $22,000,000 or (ii) the sum of 85% of eligible accounts receivable, less outstanding letters of credit. At December 31, 1997, approximately $2,798,000 was available under the facility. Under the Credit

Agreement, substantially all receivables of the Company are pledged as security. Borrowings under the facility bear interest at LIBOR or the bank's base rate plus the "Applicable Margin" depending on the Company's "Consolidated Total Debt to Adjusted EBITDA" as defined in the Credit Agreement (9.0% at December 31,
1997). The Company pays an annual fee of 0.5% of the total unused availability of the facility. The Company also pays an annual fee of 2% on outstanding letters of credit. Letters of credit approximating $5,386,000 were outstanding at December 31, 1997. The Company had available approximately $4,614,000 in unused letters of credit at December 31, 1997. The Credit Agreement includes various covenants, including restrictions on liens, capital expenditures, debt, dividends, and requirements that certain financial ratios be maintained. At December 31, 1997, the Company was not in compliance with various covenants. These covenant violations were waived for the year ended December 31, 1997.

          In October 1996, W&G, Ltd. borrowed(pound)1.0 million under the W&G, Ltd. Credit Facility with Coutts & Co. The loan under the W&G, Ltd. Credit Facility bears interest at a rate per annum equal to the bank's prevailing Base Rate, which is currently 7.0% per annum, plus a margin of 2.25% per annum. The loan is payable in eight semiannual installments of (pound)125,000, commencing April 1997. The W&G, Ltd. Credit Facility is secured by substantially all of the assets of W&G, Ltd. The proceeds of this loan were used to repay indebtedness of W&G, Ltd. to the Company, and the Company used such funds to repay higher cost indebtedness.

          In connection with the Macpherson Acquisition, the Company acquired the Leasing Company, a leasing company affiliate of Macpherson, for approximately $0.9 million including a note for approximately $0.5 million, payable over three years, plus interest at 6.0% annum. The Company utilizes the Leasing Company to offer flexible lease financing to its customers to support the Company's sales of equipment. The Company intends to fund its investment in the Leasing Company through borrowings under the Credit Facility. The Company plans for the Leasing Company to arrange additional borrowings to finance its operations and sell a portion of its leases on a nonrecourse basis.

          The  Company's  net  capital   expenditures   during  1997  aggregated
approximately $1.9 million. Such expenditures were primarily for computer, office and warehouse equipment and improvements, including $0.5 million in the fourth quarter of 1997 primarily related to the consolidation of certain of Macpherson's operations with Sunbrand. The Company expects its capital expenditures to aggregate approximately $1.5 million in 1998, to be used for purposes similar to uses in 1997.

          Under the terms of the Indenture relating to the Senior Notes, the Company may not pay dividends or repurchase shares of its capital stock unless, among other things, (i) it could incur $1.00 of additional indebtedness under such Indenture by virtue of satisfying a pro forma fixed charge coverage ratio of at least 2 to 1 and (ii) the aggregate amount of all such payments since October 1, 1996 would not exceed 50% of the Consolidated Net Income (as defined) of the Company for such period, plus net cash proceeds from the sale of equity securities of the Company during such period. Pursuant to such Indenture requirement, as of December 31, 1997, no amount was available for the payment of dividends.

          Net cash used in the Company's operating activities was $7.8 million during 1997, principally due to working capital changes. Net cash used in the Company's investing activities during 1997 were $39.2 million, related principally to the Macpherson Acquisition. Net cash provided by financing activities during 1997 aggregated $47.5 million, reflecting $84.0 million borrowings from the issuance of the Senior Notes used to extinguish debt of $41.1 million, $4.5 million in financing costs and $3.0 million to repurchase and retire warrants.

          Net cash used in the Company's operating activities was $0.3 million during 1996. Principal working capital changes included a $4.5 million increase in accounts receivable and a $1.0 million increase in inventories. The Company's investing activities during 1996 related principally to $12.0 million utilized in the Clinton and Mitchell acquisitions. Net cash provided by financing activities aggregated $13.4 million, principally reflecting $10.4 million of net borrowings and $2.3 million from the sale of Company Common Stock in connection with the Clinton acquisition.

          Net cash generated by the Company's operations in 1995 was $1.8 million. Principal working capital changes included a $0.7 million decrease in accounts receivable and a $0.8 million increase in inventories. Cash used in financing activities in 1995 aggregated $0.8 million, reflecting a net increase in borrowings of $1.0 million, $1.8 million from the sale of Company Common Stock to the Company's Savings and Employee Stock Ownership Plan and the payment to the Company's Predecessor of $3.5 million to retire indebtedness and redeem warrants issued in connection with the Management Buyout.

          The Company is highly leveraged and has significant debt service requirements. At December 31, 1997, the total indebtedness of the Company was $96.0 million. The degree to which the Company is leveraged has important consequences, including the following: (i) the ability of the Company to obtain additional financing in the future, whether for working capital, capital expenditures, acquisitions or other purposes, may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be required to be dedicated to the payment of principal and interest on its indebtedness, thereby reducing funds available to the Company for other purposes; (iii) the Company's flexibility in planning for or reacting to changes in market conditions may be limited; (iv) the Company may be more vulnerable in the event of a downturn in its business; and (v) to the extent that the Company incurs any indebtedness under its Credit Facility, the W&G, Ltd. Credit Facility or any other working capital agreements, which indebtedness will be at variable rates, the Company will be vulnerable to increases in interest rates.

          The Company's cash interest requirements in 1997 aggregated approximately $11.3 million, and the Company's income before income taxes, plus interest expense, depreciation and amortization in 1997 was approximately $9.8 million. The Company estimates that its cash interest requirements in 1998 will aggregate approximately $11.5 million (which is subject to change if borrowing levels and floating interest rates vary from current estimates).

          The Company faces many uncertainties during 1998 and beyond. The Company believes that NAFTA has resulted in a substantial shift of sewn products manufacturing facilities from the United States to Mexico, and the Company cannot predict whether it will be able to increase sales in Mexico sufficiently to offset the decline in sales in the United States. In addition, during 1997 the Company's Macpherson and Clinton businesses suffered a decline in sales due to difficulties with their principal equipment products, and Clinton terminated its distribution agreement with a major supplier of screen printing equipment and entered into a new agreement with a supplier having a substantially smaller share of the U.S. market for such equipment. Also, in 1997 Clinton terminated its European and Asian marketing efforts. Moreover, the termination by Pfaff of its distributor agreement with the Company, effective December 31, 1998, could adversely effect the Company's sales and profitability, unless the Company is able to negotiate a new distributor arrangement with Pfaff. Furthermore, the Company's future performance will be subject to future economic conditions, which are beyond the Company's control. Accordingly, the Company cannot predict whether the Company's business will continue to generate cash flow at levels sufficient to meet its short term and long term liquidity requirements. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and capital expenditure needs and to meet working capital requirements, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt (including the Senior Notes) or obtain additional financings. The Senior Notes are not redeemable at the Company's option prior to December 15, 2001, except that on or prior to December 15, 1999, the Company may redeem 30% of the Senior Notes with the proceeds of an equity offering. There can be no assurance that any such asset sales or refinancing would be possible or that any additional financing would be on terms acceptable to the Company.

NEW ACCOUNTING STANDARDS

          Statement  of  Financial  Accounting  Standards  No.  130,  "Reporting
Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company believes that its components of comprehensive income will consist principally of traditionally-determined net income and foreign currency translation adjustments. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

          Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes revised standards for the manner in which public business enterprises report information about operating segments. The Company does not believe that this Statement will significantly alter the segment disclosures it currently provides. This Statement is effective for fiscal years beginning after December 15, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

          The   following   financial   statements,    supplementary   financial
information and schedules are filed as part of this Report:

WILLCOX & GIBBS, INC. AND SUBSIDIARIES

Independent Auditors' Report

Financial Statements:

               Consolidated Balance Sheets,
                      December 31, 1997 and 1996

               Consolidated Statements of Operations,
                      Years Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity,
                      Years Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows,
                      Years Ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements


Financial Statement Schedule:
                      Schedule II -          Valuation  and  Qualifying Accounts
                                             Years Ended December 31, 1997, 1996
                                             and 1995



          All schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Willcox & Gibbs, Inc.:



We have audited the accompanying consolidated financial statements of Willcox & Gibbs, Inc. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willcox & Gibbs, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP




Atlanta, Georgia
February 27, 1998, except for
   the second paragraph of
   note 5, which is as of
   March 18, 1998

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


                           ASSETS                                    1997                1996
                           ------                                    ----                ----
Current assets:
 Cash                                                            $  1,325,314             881,500
 Trade accounts receivable, net of allowance for doubtful
   accounts of $4,315,000 in 1997 and $2,419,000 in 1996
   (note 5)                                                        38,465,525          22,335,977
 Inventories (note 3)                                              48,734,769          34,223,674
 Prepaid expenses and other current assets                          3,495,686           2,705,412
 Deferred income taxes (note 7)                                     1,402,437             804,006
                                                                 ------------         -----------
      Total current assets                                         93,423,731          60,950,569

Property and equipment, net (note 4)                                5,594,700           4,400,341
Deferred financing costs, less accumulated amortization of
 $650,481 in 1997 and $811,755 in 1996 (notes 2 and 6)              3,902,883           2,323,168
Intangible assets, less accumulated amortization of
 $1,059,711 in 1997 and $228,622 in 1996 (notes 2 and 10)          32,385,755          11,059,878
Deferred income taxes (note 7)                                      1,313,171                   -
Other assets                                                        3,881,017           1,044,532
                                                                 ------------         -----------

                                                                 $140,501,257         $79,778,488
                                                                 ============         ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY                1997                1996
                 ------------------------------------                ----                ----
Current liabilities:
 Revolving line of credit (note 5)                               $ 10,617,344          19,347,392
 Book overdrafts                                                    3,232,667           1,499,297
 Current installments of long-term debt (note 6)                      594,383           3,195,401
 Trade accounts payable                                            23,253,455          12,131,438
 Income taxes payable                                                  23,943             641,568
 Accrued liabilities and other current liabilities                  7,360,903           5,482,789
                                                                 ------------         -----------
       Total current liabilities                                   45,082,695          42,297,885

Deferred income taxes (note 7)                                              -             290,113
Accrued retirement benefits (note 8)                                2,431,455           2,451,939
Long-term debt, excluding current installments                     84,741,918          18,893,332
 (notes 2, 6, and 16)
Other liabilities                                                     158,372             168,258
                                                                 ------------         -----------
       Total liabilities                                          132,414,440          64,101,527
                                                                 ============         ===========

Common stock subject to put option (note 2)                         3,000,000           3,000,000

Stockholders' equity (notes 2, 9, 10, and 11):
 Common stock:
  Class A, $10 stated value. Authorized 1,500,000 shares;
   issued and outstanding (including 100,000 shares subject to put option) 1,001,319 shares in 1997 and 976,277 shares in
   1996                                                             9,013,190           8,762,770
  Class B, no par value. Authorized 250,000 shares; none
   issued                                                                   -                   -
  Class C, no par value. Authorized 250,000 shares; none
   issued                                                                   -                   -
 Additional paid-in capital                                                 -           1,904,398
 Class A common stock subscriptions receivable                       (378,967)           (429,462)
 Retained earnings (accumulated deficit)                           (3,623,617)          2,201,527
 Cumulative translation adjustments                                    76,211             237,728
                                                                 ------------         -----------
       Total stockholders' equity                                   5,086,817          12,676,961

Commitments (note 15)
                                                                 ------------         -----------
                                                                 $140,501,257          79,778,488
                                                                 ============         ===========


See accompanying notes to consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996, and 1995


                                                                    1997                       1996                    1995
                                                                    ----                       ----                    ----
Net sales                                                     $ 180,331,561                113,851,258              90,431,431
Cost of goods sold (note 14)                                    125,572,796                 77,623,034              60,642,521
                                                              -------------                -----------             -----------
        Gross profit                                             54,758,765                 36,228,224              29,788,910

Selling, general, and administrative expenses                    47,377,092                 28,968,827              23,606,126
                                                              -------------                -----------             -----------
        Operating income                                          7,381,673                  7,259,397               6,182,784

Other income (expense):
 Interest expense                                               (12,141,756)                (4,824,553)             (4,248,820)
 Other, net                                                          55,311                     14,968                  17,806
                                                              -------------                -----------             -----------
      Income (loss) before income taxes
       and extraordinary item                                    (4,704,772)                 2,449,812               1,951,770

Income tax (benefit) expense - (note 7)                          (1,434,258)                 1,136,685                 557,513
                                                              -------------                -----------             -----------
      Income (loss) before
       extraordinary item                                        (3,270,514)                 1,313,127               1,394,257

Extraordinary loss, net of income tax benefit
 of $954,228 in 1997 and $92,901 in 1995
 (notes 6 and 10)                                                (1,556,898)                         -                (151,574)
                                                              -------------                -----------             -----------

       Net income (loss)                                      $  (4,827,412)                 1,313,127               1,242,683
                                                              =============                ===========             ===========

Basic income (loss) per share (note 12):
 Income (loss) before extraordinary item                      $       (3.37)                      1.46                    2.44
 Extraordinary item, net                                              (1.61)                         -                   (0.26)
                                                              -------------                -----------             -----------

       Net income (loss)                                      $       (4.98)                      1.46                    2.18
                                                              =============                ===========             ===========

Diluted income (loss) per share (note 12):
 Income (loss) before extraordinary item                      $       (3.37)                      1.25                    1.84
 Extraordinary item, net                                              (1.61)                         -                   (0.20)
                                                              -------------                -----------             -----------

       Net income (loss)                                      $       (4.98)                      1.25                    1.64
                                                              =============                ===========             ===========


See accompanying notes to consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996, and 1995


                                                                         Retained       Class A
                                     Class A common stock   Additional   earnings       common stock    Cumulative      Total
                                   -----------------------  paid-in      (accumulated   subscriptions   translation   stockholders'
                                    Shares        Amount    capital      deficit)       receivable      adjustments     equity
                                   ---------    ----------  -----------  ------------   -------------   -----------   -------------

Balance at December 31, 1994         607,577    $6,075,767   1,688,000     (354,283)     (1,263,267)      (179,710)     5,966,507
Net income                                 -             -           -    1,242,683               -              -      1,242,683
Proceeds from subscriptions
 receivable                                -             -           -            -       1,263,267              -      1,263,267
Class A common stock issued to
 the Company's ESOP                   50,671       506,713     138,612            -        (113,881)             -        531,444
Repurchase and retirement of
 warrants (note 10)                        -             -  (1,000,000)           -               -              -     (1,000,000)
Translation adjustments                    -             -           -            -               -       (111,951)      (111,951)


Balance at December 31, 1995         658,248     6,582,480     826,612      888,400        (113,881)      (291,661)     7,891,950

Net income                                 -             -           -    1,313,127               -              -      1,313,127
Proceeds from subscriptions
 receivable                                -             -           -            -         113,881              -        113,881
Class A common stock issued to
 the Company's ESOP                   33,715       337,150     281,781            -        (429,462)             -        189,469
Fair value of common stock
 warrants issued (note 9)                  -             -     357,000            -               -              -        357,000
Class A common stock issued in
 Clinton acquisition (note 2)        100,000             -           -            -               -              -              -
Class A common stock sold in
 private placement (note 2)          184,314     1,843,140     439,005            -               -              -      2,282,145
Translation adjustments                    -             -           -            -               -        529,389        529,389
                                   ---------    ----------  ----------   ----------      ----------       --------     ----------

Balance at December 31, 1996         976,277     8,762,770   1,904,398    2,201,527        (429,462)       237,728     12,676,961


Net loss                                   -             -           -   (4,827,412)              -              -     (4,827,412)
Proceeds from subscription
 receivable                                -             -           -            -         425,239              -        425,239
Class A common stock issued to
 the Company's ESOP                   25,042       250,420     124,324            -        (374,744)             -              -
Repurchase and retirement of
 warrants (note 9)                         -             -  (2,028,722)    (997,732)              -              -     (3,026,454)
Translation adjustments                    -             -           -            -               -       (161,517)      (161,517)
                                   ---------    ----------  ----------   ----------      ----------       --------     ----------

Balance at December 31, 1997       1,001,319    $9,013,190           -   (3,623,617)       (378,967)        76,211      5,086,817
                                   =========    ==========  ==========   ==========      ==========       ========     ==========



See accompanying notes to consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996, and 1995


                                                                   1997                       1996                    1995
                                                                   ----                       ----                    ----
Cash flows from operating activities:
 Net income (loss)                                             $(4,827,412)                 1,313,127               1,242,683
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                1,246,019                    651,606                 458,514
    Provision for losses on accounts receivable                  1,119,906                    267,034                 580,520
    Amortization of deferred financing costs and
     intangible assets                                           1,481,570                    604,938                 290,292
    Amortization of debt discounts                                 211,093                    175,929                 187,786
    Deferred income taxes                                       (2,201,715)                   271,252                  17,424
    Extraordinary loss on debt extinguishment, net               1,556,898                          -                 151,574
    Changes in operating assets and liabilities,
     net of effects of business acquisitions:
     Trade accounts receivable                                  (3,014,032)                (4,462,574)                 723,813
     Inventories                                                 1,328,001                 (1,005,426)                (797,067)
     Prepaid expenses and other current assets                     277,737                   (413,358)                (371,160)
     Other assets                                               (2,473,763)                  (203,064)                (652,758)
     Income taxes payable                                         (617,625)                   332,843                  201,605
     Trade accounts payable and other liabilities               (1,915,294)                 2,214,304                 (191,825)
                                                               -----------                -----------               ----------
        Net cash provided by (used in) operating
         activities
                                                                (7,828,617)                  (253,389)               1,841,401
                                                               -----------                -----------               ----------

Cash flows from investing activities:
 Capital expenditures                                           (1,966,796)                (1,247,380)                (772,575)
 Proceeds from sale of property and equipment                      107,671                     76,094                   14,716
 Payments for business acquisitions, net of cash
  acquired                                                     (37,368,785)               (12,012,103)                       -
                                                               -----------                -----------               ----------
        Net cash used in investing activities                  (39,227,910)               (13,183,389)                (757,859)
                                                               -----------                -----------               ----------

Cash flows from financing activities:
 Net proceeds from revolving line of credit, net
  of proceeds from debt issued in business
  acquisitions                                                  10,551,761                  1,738,579                2,327,342
 Increase (decrease) in book overdraft                           1,733,370                    902,187                  (22,497)
 Proceeds from debt issued for business acquisitions            83,980,050                  9,167,439                        -
 Proceeds from other debt                                                -                  1,603,500                        -
 Principal payments on long-term debt                             (545,178)                (2,110,083)              (1,375,000)
 Payment of financing costs                                     (4,461,635)                  (530,930)                       -
 Proceeds from common stock sold in private
  placement                                                              -                  2,282,145                        -
 Extinguishment of debt                                        (41,137,297)                         -               (2,500,000)
 Repurchase and retirement of warrants                          (3,026,454)                         -               (1,000,000)
 Proceeds from common stock issued to the
  Company's ESOP                                                   425,239                    303,350                1,794,711
                                                               -----------                -----------               ----------
        Net cash provided by (used in) financing
         activities                                             47,519,856                 13,356,187                 (775,444)

Effect of exchange rate changes on cash                            (19,515)                    41,853                  (22,162)
                                                               -----------                -----------               ----------

        Net change in cash, carried forward                    $   443,814                    (38,738)                 285,936
                                                               ===========                ===========               ==========


                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                             1997                     1996                    1995
                                                             ----                     ----                    ----
        Net change in cash, brought forward              $   443,814                (38,738)                 285,936

Cash at beginning of year                                    881,500                920,238                  634,302
                                                         -----------              ---------                ---------

Cash at end of year                                      $ 1,325,314                881,500                  920,238
                                                         ===========              =========                =========

Supplemental disclosure of cash flow
 information:
   Cash paid during the year for:
    Interest                                             $11,107,155              4,157,170                3,618,429
                                                         ===========              =========                =========

    Income taxes, net of refunds                         $   262,571                320,277                  339,185
                                                         ===========              =========                =========

Supplemental disclosure of noncash
 investing and financing activities:
    Issuance of common stock subscriptions
     receivable                                          $   378,967                429,462                  113,881
                                                         ===========              =========                =========

    Effects of business acquisitions:
     Fair value of assets acquired                       $33,403,582              8,875,546                        -
                                                         ===========              =========                =========

     Liabilities assumed                                 $17,043,864              4,167,724                        -
                                                         ===========              =========                =========


See accompanying notes to consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ---------------------------------------------------------

     (a)  OPERATIONS AND PRINCIPLES OF CONSOLIDATION
          ------------------------------------------

          Willcox & Gibbs, Inc. and subsidiaries (the "Company") is engaged principally in the distribution of replacement parts, supplies, and ancillary equipment to manufacturers of apparel and other sewn products in the domestic and export markets. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  INVENTORIES
          -----------

          Inventories are stated at the lower of cost or market. Cost is determined primarily by using the first-in, first-out method.

     (c)  PROPERTY AND EQUIPMENT
          ----------------------

          Property and equipment are recorded at cost. Depreciation is provided primarily using the straight-line method over the following estimated useful lives of the respective assets:


                     Buildings                                   40 years
                     Machinery and equipment                 3 to 7 years
                     Furniture and fixtures                  5 to 7 years


          Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     (d)  DEFERRED FINANCING COSTS
          ------------------------

          Deferred financing costs represent origination fees and other related costs incurred in connection with establishment of the Company's credit facilities. These costs have been deferred and are being amortized using the straight-line method over the term of the related debt.

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (e)  INTANGIBLE ASSETS
          -----------------

          Intangible assets consist primarily of costs in excess of the fair value of net assets acquired in business combinations. Intangible assets are amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of such balances over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets may be impacted if estimated future operating cash flows are not achieved.

     (f)  BOOK OVERDRAFTS
          ---------------

          Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as book overdrafts in the accompanying consolidated balance sheets.

     (g)  INCOME TAXES
          ------------

          Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  FORWARD EXCHANGE CONTRACTS
          --------------------------

          The Company, from time to time, enters into forward exchange contracts for foreign currency as a hedge against accounts payable denominated in a foreign currency. These contracts are used by the Company to minimize exposure and reduce risk from exchange rate fluctuations in the normal course of its foreign business. Gains and losses on forward exchange contracts are deferred and included in the measurement of foreign currency transaction gains and losses when realized. Cash provided and used for forward exchange contracts is included in the cash flows resulting from changes in trade accounts payable. Contracts amounting to $1,153,846 and $45,514, whose contractual amounts

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          approximate market value, were outstanding at December 31, 1997 and 1996, respectively.

     (i)  FOREIGN CURRENCY TRANSLATION
          ----------------------------

          The local currency has been used as the functional currency of the Company's subsidiaries located outside of the United States. Assets and liabilities denominated in foreign currency are translated from their respective foreign currencies into U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates in effect during the period. Translation gains and losses are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses included in results of operations are not material in 1997, 1996, or 1995.

     (j)  FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The fair value of the Company's 12.25% Series B senior notes is estimated based upon quotes obtained from a registered broker-dealer. The fair values of the Company's remaining notes payable are estimated based upon cash flows discounted using the interest rate available to the Company for debt with similar terms and remaining maturities. The carrying value of the Company's remaining borrowings approximate fair value due to the variable rate nature of the borrowings and/or the short maturity of the borrowings. The fair value of the Company's forward exchange contracts is estimated by obtaining quotes for contracts with similar terms. The fair value of letters of credit are based on fees currently charged for similar arrangements. The carrying value of all other financial instruments approximate fair value due to the short-term nature of such instruments.

     (k)  INCOME PER SHARE
          ----------------

          Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. This pronouncement required the restatement of all prior-period earnings per share data presented to conform to its provisions. Basic income
          (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) dilutive effect of other potentially dilutive securities.

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (l)  STOCK OPTIONS
          -------------

          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of Statement 123.

     (m)  USE OF ESTIMATES
          ----------------

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     (n)  RECLASSIFICATIONS
          -----------------

          Certain reclassifications were made to the 1996 and 1995 accounts to conform to classifications adopted in 1997.

(2)  ACQUISITIONS
     ------------

     On July 13, 1994, the Company was incorporated and entered into a Sale and Purchase Agreement to acquire the net assets and certain common stock of the apparel operations of Rexel, Inc. The aggregate purchase price consisted of $41,000,000 in cash and a $3,000,000 8% subordinated note with detachable Class B common stock warrants issued to Rexel, Inc. Concurrent with the acquisition, the Company sold common stock of the Company totaling $4,812,500 (note 9) and borrowed $35,680,000 from a lender and $507,500 from two officers of the Company. As discussed in note 10, the subordinated note, warrants, and loan from two officers were retired in 1995.

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Effective February 1, 1996, the Company purchased Clinton Machinery Corporation and Clinton Management Corporation (collectively, "Clinton"). Clinton is a distributor of screen-printing equipment and supplies for the apparel industry. The aggregate purchase price consisted of $4,000,000 in cash; 100,000 shares of the Company's Class A common stock; the assumption of approximately $4,500,000 of indebtedness and payables, which was subsequently repaid; and contingent payments of up to 35% of the operating income, as defined, of Clinton during each of the five years ending through December 31, 2000. Such contingent payments may not exceed $10,500,000 in the aggregate and will be recorded as additional purchase consideration as such amounts become determinable. The Company has made contingent payments of approximately $730,000 through December 31, 1997. The acquisition was financed by the issuance of 184,314 shares of Class A common stock, with proceeds of a 10.98% senior note payable for $1,200,000, and with proceeds of an increase of $1,050,000 in the Company's variable rate senior note payable (note 6). As a result of the transaction, the Company recorded approximately $9,089,000 of intangible assets and $463,000 of deferred financing costs. As discussed in note 6, the senior notes were refinanced in 1997. In addition, the former stockholders of Clinton received a put option, giving them the right to sell the Class A common shares to the Company at $30 per share on the earliest of (i) the day after the Company's 12.25% Series B senior notes described in note 6 have become due by occurrence of the scheduled maturity date or sooner acceleration; (ii) the fourth anniversary of the closing date of the acquisition of Clinton; (iii) the occurrence of an initial public offering of equity securities by the Company; and (iv) a change in control of the Company, provided that in all cases such purchase is then permitted under the indenture for the senior notes and the Company's revolving credit agreement (note 5). In accordance with the rules and regulations of the Securities and Exchange Commission, the equity subject to this put option has been classified as common stock subject to put option in the accompanying consolidated balance sheets.

     Effective November 27, 1996, the Company acquired certain assets of E. C. Mitchell Co., Inc. for $3,000,000 in cash. The acquired assets relate to the manufacture and sale of abrasive cords and tape used principally in the apparel industry. The Company financed the acquisition primarily by an increase of $2,050,000 in its variable rate senior note payable and by issuing an 11.66% senior note payable for $200,000 (note 6). As a result of the transaction, the Company recorded approximately $1,900,000 of intangible assets and $68,000 of deferred financing costs. As discussed in note 6, the senior notes were refinanced in 1997.

     Effective January 3, 1997, the Company acquired all of the outstanding capital stock of Macpherson Meistergram, Inc. ("Macpherson"). Macpherson is primarily engaged in the distribution of embroidery equipment and supplies to the apparel industry. The aggregate purchase price consisted of $24,000,000 in cash and the assumption of approximately $6,100,000 of indebtedness and $6,400,000 of trade payables. The Company financed the

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     acquisition through the issuance of $85,000,000 of senior notes (note 6). As a result of the transaction, the Company recorded approximately $21,117,000 of intangible assets and $4,553,000 of deferred financing costs.

     Also effective January 3, 1997, the Company acquired all of the outstanding capital stock of Embroidery Leasing Corp., which changed its name to Emtex Leasing Corp. ("ELC"), a leasing affiliate of Macpherson, for approximately $925,000. The Company financed the acquisition through the issuance of a promissory note of approximately $507,000 (note 6). As a result of the transaction, the Company recorded approximately $675,000 of intangible assets.

     Each of the acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. The results of operations of the acquired companies have been included in the accompanying consolidated financial statements as of the respective acquisition dates.

     The following represents the summary unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 as if the acquisitions of Macpherson, ELC, Clinton, and E. C. Mitchell Co., Inc. had occurred at the beginning of 1996. The pro forma results are not necessarily indicative of the results which may occur in the future.


                                                                         1997                     1996
                                                                         ----                     ----
          Net sales                                                  $180,331,561              184,592,698
                                                                     ============              ===========

          Income (loss) before extraordinary item                    $ (3,270,514)               1,040,666
                                                                     ============              ===========

          Net income (loss)                                          $ (4,827,412)               1,040,666
                                                                     ============              ===========

          Basic income (loss) per share:
           Income (loss) before extraordinary item                   $      (3.37)                    1.15
             Extraordinary item, net                                        (1.61)                       -

                 Net income (loss)                                   $      (4.98)                    1.15
                                                                             ====                     ====
          Diluted income (loss) per share:
           Income (loss) before extraordinary item                   $      (3.37)                    0.99
           Extraordinary item, net                                          (1.61)                       -
                                                                             ----                     ----

                 Net income (loss)                                   $      (4.98)                    0.99
                                                                             ====                     ====


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(3)  INVENTORIES
     -----------

     Inventories consist of the following at December 31, 1997 and 1996:


                                                 1997              1996
                                                 ----              ----
          Parts and supplies                 $34,801,415        29,501,944

          Machinery and equipment             13,933,354         4,721,730
                                             -----------        ----------

                                             $48,734,769        34,223,674
                                             ===========        ==========


(4)  PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consists of the following at December 31, 1997 and 1996:


                                                               1997             1996
                                                               ----             ----
          Buildings and leasehold improvements              $2,317,303        2,139,416
          Machinery and equipment                            4,961,710        3,006,760
          Furniture and fixtures                               985,622          699,096
                                                            ----------        ---------
                                                             8,264,635        5,845,272
          Less accumulated depreciation and
          amortization                                       2,669,935        1,444,931
                                                            ----------        ---------
                 Net property and equipment                 $5,594,700        4,400,341
                                                            ==========        =========


(5)  REVOLVING LINE OF CREDIT
     ------------------------

     The Company has a Credit Agreement with its principal lenders which provides for a revolving credit facility through July 2001 of up to the lesser of (i) $22,000,000 or (ii) 85% of eligible accounts receivable less outstanding letters of credit. At December 31, 1997, approximately $2,798,000 was available under the facility. Under the Credit Agreement, substantially all receivables of the Company are pledged as security. Borrowings under the facility bear interest at LIBOR or the bank's base rate plus the "Applicable Margin" depending on the Company's "Consolidated Total Debt to Adjusted EBITDA" as defined in the Credit Agreement (9.0% per annum at December 31, 1997). The Company pays an annual fee of 0.5% of the total unused availability of the facility. The Company also pays an annual fee of 2% on outstanding letters of credit. Letters of credit approximating $5,386,000 and $1,467,000 were outstanding at December 31, 1997 and 1996,

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     respectively. The Company had available approximately $4,614,000 and $3,533,000 in unused letters of credit at December 31, 1997 and 1996, respectively.

     The Credit Agreement includes various covenants, including restrictions on liens, capital expenditures, debt, dividends, and requirements that certain financial ratios be maintained. At December 31, 1997, the Company was not in compliance with various covenants. On March 18, 1998, these covenant violations were waived for the year ended December 31, 1997.

(6)  LONG-TERM DEBT
     --------------

     Long-term debt at December 31, 1997 and 1996 consists of the following:


                                                                       1997                1996
                                                                       ----                ----
         12.25% Series B senior notes, due December
            15, 2003, net of unamortized discount of
            $1,276,407                                             $83,723,593                   -
         6.00% promissory note, principal and interest
            payable in quarterly installments of $50,000,
            with final installment due September 30, 1999              374,683                   -
         Variable rate UK note payable                               1,238,025           1,712,600
         Variable rate senior notes payable, with final
            installment due July 13, 2000                                    -          12,802,417
         12.95% senior note payable, due July 13, 2001,
            net of unamortized discount of $528,784 at
            December 31, 1996                                                -           6,471,216
         10.98% senior note payable, due July 13, 2001,
            net of unamortized discount of $297,500 at
            December 31, 1996                                                -             902,500
         11.66% senior note payable, due July 13, 2001                       -             200,000
                                                                   -----------          ----------
                                                                    85,336,301          22,088,733
         Less current installments                                     594,383           3,195,401
                                                                   -----------          ----------

              Long-term debt, excluding current
              installments                                         $84,741,918          18,893,332
                                                                   ===========          ==========



     Effective January 3, 1997, the Company issued $85,000,000 principal amount (less a discount of $1,487,000) of 12.25% senior notes due December 2003. The Company used the proceeds, in part, to retire its outstanding senior notes, to redeem common stock warrants for a total of $3,026,000 (note 9), and to finance the acquisition of Macpherson (note 2). As result, the

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Company recorded an extraordinary loss from the extinguishment of debt (net
     of  income  tax  benefit  of  $954,228)  in  the   accompanying   financial
     statements.

     In connection with the $85,000,000 12.25% senior notes issued on January 3, 1997, the Company entered into an indenture which provides that the notes are unconditionally guaranteed by each of the U.S. subsidiaries of the Company. The Company may redeem the notes on or after December 15, 2001, at redemption prices ranging from 106.125% in 2001 to 103.063% in 2002. Up to 30% of the originally issued aggregate principal amount may be redeemed at a price of 112.25% with the net proceeds of a public offering of common stock at any time on or before December 15, 1999. The indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or other restricted payments, enter into sale/leaseback transactions, incur liens, enter into certain transactions with affiliates, apply net proceeds from certain asset sales, and assign, lease, convey or otherwise dispose of substantially all of the assets of the Company. At December 31, 1997, the Company was in compliance with the various covenants.

     In addition, on January 3, 1997, the Company issued a 6.00% promissory note for approximately $507,000, payable over three years, to finance the acquisition of ELC (note 2).

     The variable rate UK note payable is denominated in pounds sterling and is an obligation of the Company's United Kingdom subsidiary. The note is subject to certain financial covenants, accrues interest at 2.25% plus the bank's prevailing base rate (9.25% per annum at December 31, 1997), and is payable in equal semiannual installments through September 2000.

     The aggregate maturities of long-term debt, excluding unamortized debt discount, at December 31, 1997 are as follows:


                  Year ending
                  DECEMBER 31,
                  ------------
                      1998                        $   594,383
                      1999                            605,650
                      2000                            412,675
                      2001                                  -
                      2002                                  -
                      2003                         85,000,000
                                                  -----------

                                                  $86,612,708
                                                  ===========

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  INCOME TAXES
     ------------

     Total income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 was allocated as follows:


                                            1997                1996              1995
                                            ----                ----              ----
          Income (loss) from
            continuing operations      $ (1,434,258)          1,136,685          557,513
          Extraordinary item               (954,228)                  -          (92,901)
                                       ------------           ---------          -------
                                       $ (2,388,486)          1,136,685          464,612
                                       ============           =========          =======


     Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 1997, 1996, and 1995 consists of the following:


                                          1997              1996           1995
                                          ----              ----           ----
          Current:
             Federal                 $  (197,035)          641,255        240,210
             State                       (23,181)           75,442         75,604
             Foreign                      33,445           148,736        224,275
                                     -----------         ---------        -------
                                        (186,771)          865,433        540,089
                                     -----------         ---------        -------

          Deferred:
             Federal                  (1,116,173)          242,689         15,590
             State                      (131,314)           28,563          1,834
                                     -----------         ---------        -------
                                      (1,247,487)          271,252         17,424
                                     -----------         ---------        -------
                                     $(1,434,258)        1,136,685        557,513
                                     ===========         =========        =======


     Actual income tax expense (benefit) attributable to continuing operations differs from expected income tax expense (benefit) (computed by applying the U.S. Federal statutory income tax rate of 34% to income (loss) before income taxes and extraordinary item) for the years ended December 31, 1997, 1996, and 1995 as follows:

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                              1997               1996             1995
                                                              ----               ----             ----
          Computed "expected" income
           tax expense (benefit)                          $(1,599,622)           832,936          663,602
          Increase (decrease) in income
           taxes resulting from:
             Effect of lower foreign tax rates               (159,965)          (100,866)        (164,898)
             Nondeductible expenses                           205,642             70,437           60,862
             State taxes, net of Federal income
               tax benefit                                   (101,967)            68,643           51,109
             Other, net                                       221,654            265,535          (53,162)
                                                          -----------          ---------         --------

                                                          $(1,434,258)         1,136,685          557,513
                                                          ===========          =========         ========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:


                                                                               1997                 1996
                                                                               ----                 ----
             Deferred tax assets:
                Accounts receivable, due to allowance for
                  doubtful accounts                                        $  635,769              251,424
                Inventory, due to reserves for obsolescence
                  and costs capitalized for tax purposes                      766,668              532,466
                Accrued expenses deductible for tax purposes
                  when paid                                                         -               20,116
                Net operating loss carryforward                             1,895,277                    -
                       Total deferred tax assets                            3,297,714              804,006
                                                                           ----------             --------

             Deferred tax liabilities:
                Accelerated depreciation                                     (532,747)            (242,074)
                Other                                                         (49,359)             (48,039)
                                                                           ----------             --------
                       Total deferred tax liabilities                        (582,106)            (290,113)
                                                                           ----------             --------

                       Net deferred tax asset                              $2,715,608              513,893
                                                                           ==========             ========


     Income (loss) before income taxes and extraordinary item for the years ended December 31, 1997, 1996 and 1995 is composed of the following:


                                  1997              1996              1995
                                  ----              ----              ----
             U.S.             $(5,933,662)        1,715,726           807,145
             Foreign            1,228,890           734,086         1,144,625
                              -----------         ---------         ---------
                              $(4,704,772)        2,449,812         1,951,770
                              ===========         =========         =========


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     At December 31, 1997, the Company has net operating loss carryforwards of approximately $5,000,000 for Federal income tax purposes, which will expire in 2012 if not utilized to offset future taxable earnings of the Company.

     At December 31, 1997 and 1996, there was no valuation allowance recorded for deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the nature of the temporary differences and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(8)  PENSION BENEFITS AND OTHER RETIREMENT PLANS
     -------------------------------------------

     The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its domestic employees. The benefits are based on years of service and defined levels of compensation. The Company makes annual contributions to the plan based on amounts determined by its actuaries. The Company also has a nonqualified supplemental retirement plan covering key employees, which is not funded.

     The Company also maintains a defined benefit plan for substantially all employees of its United Kingdom subsidiary. The plan is funded annually for the maximum amount permitted by local statute. The benefits are based on years of service and defined levels of compensation.

     The following table sets forth the plans' funded status and amounts recognized in the accompanying consolidated balance sheets at December 31, 1997 and 1996.

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                           1997                                 1996
                                              -----------------------------          ---------------------------
                                                                   United                               United
                                                Domestic           Kingdom           Domestic           Kingdom
                                                --------           -------           --------           -------
     Actuarial present value of benefit
      obligations:
       Vested benefit obligation              $ 7,611,427         1,876,415          7,020,864         1,944,989


       Accumulated benefit obligation         $ 7,717,737         2,056,478          7,136,559         2,109,029



     Projected benefit obligation             $ 8,621,944         2,645,455          8,055,925         2,620,021
     Plan assets at fair value                  7,433,877         2,459,837          6,730,352         2,305,726
                                              -----------         ---------          ---------         ---------
     Projected benefit obligation in
      excess of plan assets                     1,188,067           185,618          1,325,573           314,295

     Unrecognized net gain                        109,991                 -             11,911                 -
                                              -----------         ---------          ---------         ---------
       Total accrued pension benefits           1,298,058           185,618          1,337,484           314,295

     Supplemental retirement plan
      accrued liability                           947,779                 -            800,160                 -
                                              -----------         ---------          ---------         ---------

       Total accrued retirement benefits      $ 2,245,837           185,618          2,137,644           314,295
                                              ===========         =========          =========         =========


     For the nonqualified supplemental retirement plan, the assumed discount rate was 8% at December 31, 1997, 1996, and 1995. No salary increase was assumed as the Company has frozen salaries at specified amounts. Net periodic supplemental retirement plan expense included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996, and 1995 was approximately $148,000, $60,000, and $56,000, respectively.

     Net pension cost for the years ended December 31, 1997, 1996, and 1995 include the following components:


                                                    1997                            1996                          1995
                                          -------------------------       ------------------------       ------------------------
                                                          United                          United                        United
                                          Domestic        Kingdom         Domestic        Kingdom        Domestic       Kingdom
                                          --------        -------         --------        -------        --------       -------
     Service cost - benefits earned
      during the year                     $360,178         170,336         338,182        128,732         264,428        113,766
     Interest cost on projected
      benefit obligation                   586,981         237,491         548,625        216,485         456,836        199,169
     Actual return on plan assets         (768,700)       (220,822)       (785,405)      (190,516)       (702,713)      (136,114)
     Net amortization and deferral         236,050          12,347         323,959              -         321,963              -
                                          --------        --------        --------       --------        --------       --------

      Net pension cost                    $414,509         199,352         425,361        154,701         340,514        176,821
                                          ========        ========        ========       ========        ========       ========


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Assumptions used in accounting for the pension plans as of December 31, 1997, 1996, and 1995 were as follows:


                                                                    DOMESTIC                   UNITED KINGDOM
                                                                    --------                   --------------
                                                          1997       1996       1995      1997       1996       1995
                                                          ----       ----       ----      ----       ----       ----
     Discount rates                                       7.5%       7.5        7.5       9.0        9.0        9.0
     Rates of increase in compensation levels             4.5        4.5        4.5       8.0        8.0        8.0
     Expected long-term rate of return on assets          8.0        8.0        8.0       9.0        9.0        9.0


     The Company also maintains the Willcox & Gibbs, Inc. Savings and Employee Stock Ownership Plan to provide eligible employees with an opportunity to purchase the Company's Class A common stock through payroll deductions, which are matched by the Company, subject to certain limitations. The purchase price is based on an independent appraisal of the value of the Company's shares at the subscription date. The Company's matching contributions vest at a rate of 20% for each year of service by the employee, with 100% vesting after five years of service. The Company's contribution to the plan, net of forfeitures, was approximately $304,000, $305,000, and $272,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company also has a 401(k) profit sharing plan covering substantially all full-time employees of Macpherson. The Company matches 25% of eligible employees' contributions up to 4% of the eligible employees' compensation for the year. The Company may make additional contributions to the plan at the discretion of the Board of Directors. The contribution to the plan was approximately $38,000 for the year ended December 31, 1997. On January 1, 1998, the Company merged this plan with the Willcox & Gibbs, Inc. Savings and Employee Stock Ownership Plan.

(9)  STOCKHOLDERS' EQUITY
     --------------------

     On July 13, 1994, the Company authorized 1,500,000 shares of Class A common stock, no par value; 250,000 shares of Class B common stock, no par value; and 250,000 shares of Class C common stock, no par value. All classes of common stock have identical rights and privileges. Also on July 13, 1994, the Company entered into a Stockholders' Agreement to sell 481,250 shares of Class A common stock at $10 per share to certain investors and issued detachable warrants for 122,970 shares of Class B common stock attached to the 8% subordinated note to Rexel, Inc. (note 10) and 114,773 shares of Class C common stock attached to the 12.95% senior note payable to its principal lender (note 6). The warrants for the Class C shares are exercisable at any time for nominal consideration, subject to certain

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     redemption provisions. As discussed in note 10, all of the warrants for the Class B shares were repurchased and retired by the Company in 1995.

     In February 1996, the Company issued additional detachable warrants for 32,985 shares of Class C common stock attached to the 10.98% senior note payable to its principal lender (note 6). As part of the refinancing discussed in note 6, warrants for 110,818 Class C shares were repurchased and retired by the Company on January 3, 1997.

(10) TRANSACTION WITH FORMER STOCKHOLDER
     -----------------------------------

     On July 26, 1995, the Company retired its 8% subordinated note payable to Rexel, Inc. and repurchased the associated detachable warrants and certain other assets for $4,050,000 in cash. The Company also acquired the rights to the Willcox & Gibbs, Inc. name as a result of this transaction and changed the Company name from WG, Inc. effective January 1, 1996. The purchase price was allocated as follows:


                  8% subordinated note               $ 2,500,000
                  Common stock warrants                1,000,000
                  Trademark                              250,000
                  Other assets                           300,000
                                                     -----------

                                                     $ 4,050,000
                                                     ===========


     As a result of the transaction, the Company recorded an extraordinary loss from the extinguishment of debt (net of the income tax benefit of $92,901) of $151,574 in the accompanying financial statements. The Company funded the transaction with its revolving line of credit.

(11) STOCK OPTIONS
     -------------

     On August 15, 1994, the Company adopted the Willcox & Gibbs, Inc. Stock Incentive Plan. Under the plan, options to purchase 41,250 shares were authorized in 1994 to be granted to key employees of the Company and in 1997 an additional 12,000 shares were authorized to be issued. All options granted through December 31, 1997 expire after ten years. The options are exercisable and vest at a rate of 20% per year of service from date of grant and are fully exercisable and vested after five years of service from date of grant.

     Pro forma information regarding net income (loss) and income (loss) per share as required by Statement 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                  Risk-free interest rate                          6.00%
                  Dividend yield                                   -
                  Volatility factor of expected market price      15.00%
                  Weighted-average expected life of option         8 years


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, 1997 follows:


          Net loss before pro forma effect of
           compensation expense recognition provisions
           of Statement 123                                        $(4,827,412)
          Pro forma effect of compensation expense
           recognition provisions of Statement 123                     (47,369)
                                                                   -----------

          Pro forma net loss                                       $(4,874,781)
                                                                   ===========

          Pro forma net loss per share:
           Basic                                                   $     (5.03)
                                                                          ====

             Diluted                                               $     (5.03)
                                                                          ====


     A summary of the Company's stock option activity and related information for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                                                              1997                             1996                   1995
                                             --------------------------------------    ---------------------   ---------------------
                                                                       Weighted-
                                                          Weighted-    average                     Weighted-               Weighted-
                                                          average      remaining                   average                 average
                                                          exercise     contract                    exercise                exercise
                                              Options     price        life (years)    Options     price       Options     price
                                              -------     ---------    ------------    -------     ---------   -------     ---------
     Outstanding - beginning of year          36,500      $10.00          6.66         36,500      $10.00      36,500      $10.00
     Granted                                  12,000       15.00          9.58              -           -           -           -
     Exercised                                     -           -             -              -           -           -           -
     Forfeited                                  (700)      10.00             -              -           -           -           -
                                              ------       -----          ----         ------      ------      ------      ------

     Outstanding - end of year                47,800      $10.61          7.40         36,500      $10.00      36,500      $10.00
                                              ======      ======          ====         ======      ======      ======      ======

     Exercisable at end of year               21,800      $10.00          6.66         14,600      $10.00       7,300      $10.00
     Weighted-average fair value of
       options granted during year            $15.00                                      N/A                     N/A



(12) INCOME PER SHARE
     ----------------

     The following table sets forth the computations of basic and diluted income
     (loss) per share, before extraordinary item, for the years ended December 31, 1997, 1996, and 1995:


                                                                     1997              1996              1995
                                                                     ----              ----              ----
     Numerator for basic and diluted earnings (loss)
       per share                                                $ (3,270,514)        1,313,127         1,394,257
                                                                =============        =========         =========

     Denominator:
       Denominator for basic earnings (loss) per
         share - weighted-average shares
         outstanding                                                 969,169           900,255           570,401
       Effect of dilutive securities:
         Employee stock options                                            -             6,916             1,574
         Warrants                                                          -           145,009           186,506
                                                                ------------         ---------         ---------

       Denominator for diluted earnings (loss) per
         share                                                       969,169         1,052,180           758,481
                                                                ============         =========         =========

     Income (loss) per share - basic                            $      (3.37)             1.46              2.44
                                                                        ====              ====              ====

     Income (loss) per share - diluted                          $      (3.37)             1.25              1.84
                                                                        ====              ====              ====


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Employee stock options and warrants which were outstanding during 1997 were excluded from the computation of diluted earnings (loss) per share because the effect would be antidilutive.

(13) FOREIGN OPERATIONS
     ------------------

     Following is a summary of geographic area information, as measured by the locale of revenue-producing operations, for the years ended December 31, 1997, 1996, and 1995:


                                            1997                   1996                1995
                                            ----                   ----                ----
       Net sales:
         United States                  $163,188,037            101,022,121          79,381,846
         United Kingdom                    7,591,263              7,371,861           6,535,063
         Latin America                     9,552,261              5,457,276           4,514,522
                                        ------------            -----------          ----------

                                        $180,331,561            113,851,258          90,431,431
                                        ============            ===========          ==========
       Net income (loss):
         United States                  $ (5,685,902)               680,988             322,333
         United Kingdom                      138,424                301,818             429,264
         Latin America                       720,066                330,321             491,086
                                        ------------            -----------          ----------

                                        $ (4,827,412)             1,313,127           1,242,683
                                        ============            ===========          ==========

       Identifiable assets:
         United States                  $126,549,690             69,484,993          44,281,551
         United Kingdom                    7,535,673              7,110,908           6,333,340
         Latin America                     6,415,894              3,182,587           1,912,632
                                        ------------            -----------          ----------

                                        $140,501,257             79,778,488          52,527,523
                                        ============            ===========          ==========



     Export sales from the United States to unaffiliated customers were approximately $33,100,000, $26,000,000, and $12,400,000 for the years ended
     December 31, 1997, 1996 and 1995, respectively.

     No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to the Company, since the Company intends that such earnings will continue to be invested in those countries. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14) SIGNIFICANT SUPPLIERS
     ---------------------

     The Company is the exclusive distributor of genuine replacement parts in the United States for Pfaff AG ("Pfaff"), a German sewing equipment manufacturer, and for Pegasus Sewing Machine Mfg. Co., Ltd. ("Pegasus"), a Japanese sewing equipment manufacturer. In December 1997, Pfaff gave the
     Company notice that the exclusive distributor agreement will cease effective December 31, 1998. The Company's distribution agreement with Pegasus extends through 2000 and automatically renews for successive two-year periods unless notice of termination is given at least one year prior to December 31, 2000 or the end of any successive two-year period of exclusivity. In order to maintain the exclusivity of the Pegasus distribution agreement, the Company must meet certain performance targets. Historically, the Company has generally satisfied these requirements, although in certain prior years they were not satisfied and Pegasus waived such shortfalls. During the years ended December 31, 1997 and 1996, the Company's total purchases were approximately 4% and 6%, respectively, from Pfaff and approximately 5% and 7%, respectively, from Pegasus.

     In 1997, through its acquisition of Macpherson, the Company obtained exclusive distribution rights in the United States and Canada for Barudan embroidery machines under a distribution agreement among the Company, Barudan Company, Ltd. ("Barudan"), and certain of its affiliates. The distribution agreement is effective until December 31, 2003 and automatically renews for a period of five years unless either party terminates such agreement on not less than 30 days notice. During the year ended December 31, 1997, approximately 26% of the Company's total purchases were from Barudan and affiliated companies.

     In 1996, through its acquisition of Clinton, the Company obtained exclusive distribution rights in certain territories for M&R Printing Equipment, Inc. ("M&R"), a manufacturer of screen-printing equipment for the apparel industry. The Company's distribution agreements with M&R were terminated during 1997. During the years ended December 31, 1997 and 1996, approximately 6% and 16%, respectively, of the Company's total purchases were from M&R.

(15) COMMITMENTS
     -----------

     The Company has several noncancelable operating leases, primarily for buildings and equipment. These leases generally contain renewal options for periods ranging from three to seven years and require the Company to pay most executory costs such as maintenance and insurance.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1997 are approximately:


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



               Year Ending December 31,
               ------------------------
                     1998                             $1,497,000
                     1999                                965,000
                     2000                                875,000
                     2001                                745,000
                     2002                                424,000
                     Thereafter                          486,000
                                                      ----------

                                                      $4,992,000
                                                      ==========


     Total rental expense for the years ended December 31, 1997, 1996, and 1995 was approximately $2,043,000, $1,559,000, and $1,229,000, respectively.

(16) GUARANTOR SUBSIDIARIES
     ----------------------

     Set forth below are condensed consolidating financial statements of the subsidiaries of the Company that have fully and unconditionally, jointly and severally guaranteed the Company's 12.25% Series B senior notes (the "Guarantor Subsidiaries") and the nonguarantor subsidiaries of the Company (the "Nonguarantor Subsidiaries"). Information with respect to the Company (parent only) is not presented since it is a holding company with no operations and no assets other than its investments in its subsidiaries. As of the date of issuance of the 12.25% Series B senior notes, the Guarantor Subsidiaries were WG Apparel, Inc.; Leadtec Systems, Inc.; J&E Sewing Supplies, Inc.; W&G Daon, Inc; W&G Tennessee Imports, Inc.; Clinton Management Corp.; Clinton Machinery Corporation; Clinton Leasing Corp.; Clinton Equipment Corp.; Macpherson Meistergram, Inc.; and Paradise Color Incorporated, and the Nonguarantor Subsidiaries were Willcox & Gibbs, Ltd.; Sunbrand S.A. de C.V.; Sunbrand Caribe S.A.; Allied Machine Parts Ltd.; M.E.C. (Sewing Machine Limited); Unity Sewing Supply Company (UK) Limited; Allide Machine Parts Limited; Matyork Limited; Forest Needle Company Limited; Morris & Ingram (Textiles) Limited; Eildon Electronics Limited; and Geoffrey E. Macpherson Canada, Inc. The Guarantor Subsidiaries are wholly owned by the Company, and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each Guarantor Subsidiary and the eliminating entries have not been included because management believes that they are not material to investors.


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      Condensed Consolidating Balance Sheet



                                                                               December 31, 1997
                                                                            (amounts in thousands)
                                                             ---------------------------------------------------
                                                              Guarantor          Nonguarantor
                            Assets                           Subsidiaries        Subsidiaries       Consolidated
                            ------                           ------------        ------------       ------------
Cash                                                          $   1,254                 71              1,325
Accounts receivable, net                                         33,208              5,257             38,465
Inventories                                                      42,369              6,366             48,735
Other current assets                                              4,706                192              4,898
                                                              ---------             ------            -------
       Total current assets                                      81,537             11,886             93,423

Property and equipment, net                                       4,037              1,558              5,595
Intangible assets, net                                           36,289                  -             36,289
Other assets                                                      3,307              1,887              5,194
                                                              ---------             ------            -------

                                                              $ 125,170             15,331            140,501
                                                              =========             ======            =======

Liabilities and Stockholders' Equity
------------------------------------

Current notes and installments of long-term debt              $  10,798                413             11,211
Book overdrafts                                                   3,233                  -              3,233
Trade accounts payable                                           20,699              2,554             23,253
Income taxes payable                                                  -                 24                 24
Accrued liabilities and other current liabilities                 5,823              1,538              7,361
                                                              ---------             ------            -------
       Total current liabilities                                 40,553              4,529             45,082

Long-term debt, excluding current installments                   83,917                825             84,742
Other liabilities                                                 2,228                362              2,590
                                                              ---------             ------            -------
       Total liabilities                                        126,698              5,716            132,414
                                                              ---------             ------            -------

Common stock subject to put option                                3,000                  -              3,000

Common stock                                                      9,013                  -              9,013
Other equity                                                    (13,541)             9,615             (3,926)
                                                              ---------             ------            -------
       Total stockholders' equity                                (4,528)             9,615              5,087
                                                              ---------             ------            -------

                                                              $ 125,170             15,331            140,501
                                                              =========             ======            =======



                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      Condensed Consolidating Balance Sheet




                                                                               December 31, 1996
                                                                            (amounts in thousands)
                                                             ---------------------------------------------------
                                                              Guarantor          Nonguarantor
                            Assets                           Subsidiaries        Subsidiaries       Consolidated
                            ------                           ------------        ------------       ------------
Cash                                                          $     343                539               882
Accounts receivable, net                                         18,941              3,395            22,336
Inventories                                                      30,133              4,091            34,224
Other current assets                                              3,183                326             3,509
                                                              ---------              -----            ------
       Total current assets                                      52,600              8,351            60,951

Property and equipment, net                                       2,853              1,547             4,400
Intangible assets, net                                           13,383                  -            13,383
Other assets                                                      1,025                 19             1,044
                                                              ---------              -----            ------

                                                              $  69,861              9,917            79,778
                                                              =========              =====            ======

Liabilities and Stockholders' Equity
------------------------------------

Current notes and current installments of long-term debt      $  22,114                428            22,542
Trade accounts payable                                           13,429                844            14,273
Accrued liabilities                                               4,314              1,169             5,483
                                                              ---------              -----            ------
       Total current liabilities                                 39,857              2,441            42,298

Long-term debt                                                   17,609              1,284            18,893
Other liabilities                                                 2,910                  -             2,910
                                                              ---------              -----            ------
       Total liabilities                                         60,376              3,725            64,101
                                                              ---------              -----            ------

Common stock subject to put option                                3,000                  -             3,000

Common stock                                                      8,763                  -             8,763
Other equity                                                     (2,278)             6,192             3,914
                                                              ---------              -----            ------
       Total stockholders' equity                                 6,485              6,192            12,677
                                                              ---------              -----            ------

                                                              $  69,861              9,917            79,778
                                                              =========              =====            ======


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                Condensed Consolidating Statements of Operations




                                                                    For the Year ended December 31, 1997
                                                                            (amounts in thousands)
                                                             ---------------------------------------------------
                                                              Guarantor          Nonguarantor
                                                             Subsidiaries        Subsidiaries       Consolidated
                                                             ------------        ------------       ------------
Net sales                                                     $ 161,346             18,986            180,332
Cost of goods sold                                              113,493             12,080            125,573
                                                              ---------             ------            -------
        Gross profit                                             47,853              6,906             54,759

Selling, general, and administrative expenses                    41,966              5,411             47,377
                                                              ---------             ------            -------
        Operating income                                          5,887              1,495              7,382

Interest expense                                                (11,960)              (181)           (12,141)
Other, net                                                          (26)                81                 55
                                                              ---------             ------            -------
        Income (loss) before income taxes and
           extraordinary item
                                                                 (6,099)             1,395             (4,704)

Income tax (benefit) expense                                     (1,467)                33             (1,434)
                                                              ---------             ------            -------
        Income (loss) before extraordinary item                  (4,632)             1,362             (3,270)
                                                              ---------             ------            -------

Extraordinary loss, net of income tax benefit                    (1,557)                 -             (1,557)
                                                              ---------             ------            -------
        Net income (loss)                                     $  (6,189)             1,362             (4,827)
                                                              =========             ======            =======



                                                                    For the Year ended December 31, 1996
                                                                            (amounts in thousands)
                                                             ---------------------------------------------------
                                                              Guarantor          Nonguarantor
                                                             Subsidiaries        Subsidiaries       Consolidated
                                                             ------------        ------------       ------------
Net sales                                                     $ 100,995             12,856             113,851
Cost of goods sold                                               68,712              8,911              77,623
                                                              ---------             ------             -------
        Gross profit                                             32,283              3,945              36,228

Selling, general, and administrative expenses                    25,661              3,308              28,969
                                                              ---------             ------             -------
        Operating income                                          6,622                637               7,259

Interest expense                                                 (4,602)              (222)             (4,824)
Other income, net                                                  (118)               133                  15
                                                              ---------             ------             -------
        Income before income taxes                                1,902                548               2,450

Income tax expense                                                  940                197               1,137
                                                              ---------             ------             -------
        Net income                                            $     962                351               1,313
                                                              =========             ======             =======


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                Condensed Consolidating Statements of Operations




                                                                    For the Year ended December 31, 1995
                                                                            (amounts in thousands)
                                                             ---------------------------------------------------
                                                              Guarantor          Nonguarantor
                                                             Subsidiaries        Subsidiaries       Consolidated
                                                             ------------        ------------       ------------
Net sales                                                     $ 79,382              11,049            90,431
Cost of goods sold                                              53,287               7,355            60,642
                                                              --------             -------            ------
        Gross profit                                            26,095               3,694            29,789

Selling, general, and administrative expenses                   20,862               2,744            23,606
                                                              --------             -------            ------

        Operating income                                         5,233                 950             6,183

Interest expense                                                (4,066)               (183)           (4,249)
Other income, net                                                 (180)                198                18
                                                              --------             -------            ------
        Income before income taxes and extraordinary item          987                 965             1,952

Income tax expense                                                 254                 304               558
                                                              --------             -------            ------
        Income before extraordinary item                           733                 661             1,394

Extraordinary item, net                                           (151)                  -              (151)
                                                              --------             -------            ------

        Net income                                            $    582                 661             1,243
                                                              ========             =======            ======


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows




                                                                    For the Year ended December 31, 1997
                                                                            (amounts in thousands)
                                                             ---------------------------------------------------
                                                              Guarantor          Nonguarantor
                                                             Subsidiaries        Subsidiaries       Consolidated
                                                             ------------        ------------       ------------
Cash flows from operating activities                          $ (8,132)             303               (7,829)
                                                              --------             ----               ------

Cash flows from investing activities:
  Payment for business acquisitions                            (37,369)               -              (37,369)
  Other changes                                                 (1,520)            (339)              (1,859)
                                                              --------             ----               ------
                                                               (38,889)            (339)             (39,228)
                                                              --------             ----               ------

Cash flows from financing activities:
    Proceeds from debt issuance                                 94,532                -               94,532
    Principal payments on debt                                 (41,270)            (412)             (41,682)
    Payments for financing costs                                (4,462)               -               (4,462)
    Repurchase and retirement of warrant                        (3,026)               -               (3,026)
    Other changes                                                2,159                -                2,159
                                                              --------             ----               ------
                                                                47,933             (412)              47,521

Effect of exchange rates                                             -              (20)                 (20)
                                                              --------             ----               ------
       Net change in cash                                          912             (468)                 444

Cash at beginning of period                                        342              539                  881
                                                              --------             ----               ------

Cash at end of period                                         $  1,254               71                1,325
                                                              ========             ====               ======


                                                                     (Continued)

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows




                                                                    For the Year ended December 31, 1996
                                                                            (amounts in thousands)
                                                             ---------------------------------------------------
                                                              Guarantor          Nonguarantor
                                                             Subsidiaries        Subsidiaries       Consolidated
                                                             ------------        ------------       ------------
Cash flows from operating activities                          $  1,209             (1,462)              (253)
                                                              --------             ------            -------

Cash flows from investing activities:
  Payment for business acquisitions, net of assets
    acquired                                                   (12,012)                 -            (12,012)
Other changes                                                     (921)              (250)            (1,171)
                                                              --------             ------            -------
                                                               (12,933)              (250)           (13,183)
                                                              --------             ------            -------

Cash flows from financing activities:
  Proceeds from debt issuance                                   10,906              1,604             12,510
  Proceeds from sale of common stock                             2,585                  -              2,585
  Other changes                                                 (1,739)                 -             (1,739)
                                                              --------             ------            -------
                                                                11,752              1,604             13,356
                                                              --------             ------            -------

Effect of exchange rates                                             -                 42                 42
                                                              --------             ------            -------
       Net change in cash                                           28                (66)               (38)

Cash at beginning of period                                        315                605                920
                                                              --------             ------            -------

Cash at end of period                                         $    343                539                882
                                                              ========             ======            =======



                                                                    For the Year ended December 31, 1995
                                                                            (amounts in thousands)
                                                             ---------------------------------------------------
                                                              Guarantor          Nonguarantor
                                                             Subsidiaries        Subsidiaries       Consolidated
                                                             ------------        ------------       ------------

Cash flows from operating activities                          $  1,533               308                1,841
                                                              --------               ---                -----

Cash flows from investing activities                              (670)              (88)                (758)
                                                              --------               ---                -----

Cash flows from financing activities:
    Proceeds from debt issuance                                  2,327                 -                2,327
    Payments on debt                                            (3,875)                -               (3,875)
    Proceeds from sale of common stock                           1,795                 -                1,795
    Other changes                                               (1,022)                -               (1,022)
                                                              --------               ---                -----
                                                                  (775)                -                 (775)
                                                              --------               ---                -----

Effect of exchange rates                                             -               (22)                 (22)
                                                              --------               ---                -----
       Net change in cash                                           88               198                  286

Cash at beginning of period                                        227               407                  634
                                                              --------               ---                -----

Cash at end of period                                         $    315               605                  920
                                                              ========               ===                =====


                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                                   Additions
                                                                         ----------------------------
                                                        Balance at       Charged to       Allowance       Deductions     Balance at
                                                        Beginning        Costs and       of acquired         From            End
                                                        of Period        Expenses        subsidiaries      Reserves       of Period
                                                        -----------      ----------      ------------     ----------     ----------
Year ended December 31, 1997:                           $ 2,419,000      1,594,000         780,000         478,000        4,315,000
      Allowance for doubtful accounts                   ===========      =========         =======         =======        =========

Year ended December 31, 1996:                           $ 1,596,000        267,000         746,000         190,000        2,419,000
      Allowance for doubtful accounts                   ===========      =========         =======         =======        =========

Year ended December 31, 1995:                           $ 2,002,000        580,000            -            986,000        1,596,000
      Allowance for doubtful accounts                   ===========      =========         =======         =======        =========


ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------  ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

               Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------


                          Age (as of         Office & Principal Occupations
Name                      12/31/97)              During Last Five Years
-----------------------   ---------     ----------------------------------------

John K. Ziegler(1)(3)        60         Chairman of the Board,  Chief  Executive
                                        Officer  and a Director  of the  Company
                                        (1994 to present); Chairman of the Board
                                        and  Chief  Executive   Officer  of  the
                                        Company's  Predecessor  (1987 to  1994).

Maxwell L. Tripp(4)          58         President, Chief Operating Officer and a
                                        Director   of  the   Company   (1997  to
                                        present);  Vice President of the Company
                                        (1994-1997);   President   of   Sunbrand
                                        (1985-1997).

John K. Ziegler, Jr.(5)      29         Chief  Financial  Officer of the Company
                                        (1995-to    present);    Treasurer   and
                                        Secretary  of the  Company  (1994-1995);
                                        CPA at Coopers & Lybrand (1990-1994).

Jack Klasky(6)               54         Vice  President  and a  Director  of the
                                        Company (1994 to present);  President of
                                        Leadtec (1978 to present).

Alan B. Lee(7)               50         Vice  President  and a  Director  of the
                                        Company (1994 to present);  President of
                                        Unity (1985 to present).

Mary-Anne Kieran             38         Secretary   of  the  Company   (1995  to
                                        present);  Secretary  of  the  Company's
                                        Predecessor (1992-1994).


                          Age (as of         Office & Principal Occupations
Name                      12/31/97)              During Last Five Years
-----------------------   ---------     ----------------------------------------

Marc Glazer(8)               36         Vice  President  of  Operations/Domestic
                                        Sales  and a  Director  of  the  Company
                                        (Feb.  1996 to present);  Vice President
                                        of   Operations/Domestic   Sales  and  a
                                        Director of Clinton (1985-Feb. 1996)

Richard J. Mackey(1)         66

                                        Director of the  Company and  Consultant
                                        to  the  Company   (1997  to   present);
                                        President  and a Director of the Company
                                        (1994-1996);  Chairman  of the Board and
                                        Chief Financial  Officer (August 1992 to
                                        present)  and  Chief  Executive  Officer
                                        (August  1992 to May 1994) of  Worldtex,
                                        Inc.  (manufacturer  of covered  elastic
                                        yarns and narrow elastic fabrics).

Christopher W. Roser(2)      39         Director   of  the   Company   (1994  to
                                        present);  General  Partner of the Roser
                                        Partnerships  I,  II  and  III  (venture
                                        capital partnerships) (1987 to present)

Frank E. Walsh, III(1)(2)    31         Director   of  the   Company   (1994  to
                                        present);   Vice  President  of  Jupiter
                                        Capital   Management   (a   New   Jersey
                                        registered   investment  advisory  firm)
                                        (1991   to    present);    Director   of
                                        Dynamotion/ATI,    a   publicly   traded
                                        capital  goods   manufacturer   for  the
                                        printed circuit board industry

------------------------

(1) Member of the Compensation and Stock Incentive Committee of the Board of Directors.

(2)  Member of the Audit Committee of the Board of Directors.



(3) Mr. Ziegler and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Ziegler in an executive officer capacity. See "Executive Compensation--Employment Contracts" below.

(4) Mr. Tripp and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Tripp in an executive officer capacity. See "Executive Compensation--Employment Contracts" below.

(5) Mr. Ziegler, Jr. and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Ziegler, Jr. in an executive officer capacity. See "Executive Compensation--Employment Contracts" below.

(6) Mr. Klasky, WG Apparel and Leadtec are parties to an employment contract pursuant to which WG Apparel and Leadtec employ Mr. Klasky in an executive officer capacity. See "Executive Compensation--Employment Contracts" below.

(7) Mr. Lee and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Lee in an executive officer capacity. See "Executive Compensation--Employment Contracts" below.

(8) Mr. Glazer and Clinton are parties to an employment contract pursuant to which Clinton employs Mr. Glazer in an executive officer capacity. See "Executive Compensation--Employment Contracts" below.

     John K. Ziegler is the father of John K. Ziegler, Jr.

     The officers of the Company are elected annually by the Board of Directors.

     Mr. Glazer serves as a director of the Company pursuant to the terms of the merger agreement relating to the Clinton Acquisition, which requires that a nominee of the former shareholders of Clinton be elected as a director of the Company through December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

          SUMMARY COMPENSATION. The following table sets forth certain information concerning the compensation earned during the years ended December 31, 1997 and 1996 for the Chief Executive Officer of the Company and its four other most highly compensated executive officers (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                            Annual Compensation          All Other
                                                                                       ----------------------------    Compensation
Name and Principal Position                                              Year           Salary           Bonus            (1)(2)
------------------------------------------------------------           --------        --------       ------------

John K. Ziegler..................................................        1997           $246,631              (3)         $3,000
      Chairman of the Board, Chief Executive Officer                     1996            200,000        $100,000           3,000
      and Director

Jack Klasky......................................................        1997            159,856              (3)          3,000
      Vice President, President of Leadtec and Director..........        1996            154,908         100,151           3,000

Maxwell L. Tripp.................................................        1997            155,728              (3)          3,000
      Vice President, President of Sunbrand and Director                 1996            124,840         105,910           3,000

Alan B. Lee......................................................        1997            117,911              (3)          3,000
      Vice President, President of Unity and Director                    1996            110,000          36,000           3,000

John K. Ziegler, Jr..............................................        1997             95,419              (3)          3,000
      Chief Financial Officer                                            1996             88,422          25,000           3,000


------------------------

(1) The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.

(2) Amounts shown reflect matching contributions made by the Company to the Company's Savings and Employer Stock Ownership Plan, a defined contribution plan, of $3,000 on behalf of the indicated Named Executive Officers.

(3) Bonus awards for 1997, if any, had not been determined as of the date of the Annual Report on Form 10-K for 1997.

          AGGREGATED OPTIONS. The table below sets forth certain information with respect to options held as of December 31, 1997 by each Named Executive Officer.

                                   AGGREGATED FISCAL YEAR-END OPTIONS VALUES

                                          Number of Securities Underlying        Value of Unexercised
                                                Unexercised Options              In-the-Money Options
                                               at Fiscal Year-End (#)           at Fiscal Year-End($)
                                          -------------------------------       ----------------------

                                                  Exercisable(E)/                  Exercisable (E)/
Name                                             Unexercisable (U)                Unexercisable (U)
----------------------------------------  -------------------------------       ----------------------

John K. Ziegler.........................           2,400(E)                            $36,000
                                                   1,600(U)                             24,000

Maxwell L. Tripp........................           3,000(E)                             45,000
                                                   2,000(U)                             30,000

Jack Klasky.............................           3,000(E)                             45,000
                                                   2,000(U)                             30,000

Alan B. Lee.............................           3,000(E)                             45,000
                                                   2,000(U)                             30,000

John K. Ziegler, Jr.....................           1,200(E)                             18,000
                                                     800(U)                             12,000

          RETIREMENT PLAN. Under the Company's non-contributory retirement plan, eligible employees will be entitled at the normal retirement age of 65 to an annual retirement benefit equal to 1-(0)% of their earnings up to the maximum earnings subject to Social Security withholding and 1% of all earnings in excess of such amount but less than $228,400 (as adjusted annually for cost of living increases) for each full year of service under the plan. Benefits under this plan are 100% vested after five years of service. The estimated annual retirement benefits payable under the plan formula described above at current Social Security withholding rates, assuming that normal retirement occurs at age 65, to the Named Executive Officers are as follows: to Mr. Ziegler, $108,070; to Mr. Tripp, $46,495; to Mr. Klasky, $41,125; to Mr. Lee $58,485; to Mr. Ziegler, Jr., $59,668.

          Under the Company's supplemental retirement plan, key employees selected by the Compensation and Stock Incentive Committee (the "Committee") are entitled to an amount, payable monthly over a ten-year period following any specified event of retirement, death, disability or termination of employment, equal to a percentage (up to 40%) determined by the Committee of the portion (determined by the Committee) of the employee's base salary, (determined by the Committee), multiplied by the employee's years of participation in the plan (not exceeding 10). Thus, upon normal retirement at age 65 (or, if later, then years as a participant), an employee receiving the maximum award possible under the plan will receive a total retirement of 400% of base salary. If death or disability occurs prior to age 65, the employee will receive a total death or disability benefit of up to 400% of base salary. After three full years as a plan participant, 30% of the retirement benefit becomes vested and thereafter an additional 10% of the retirement benefit vests for each additional full year of service. Upon involuntary termination (other than for cause, a defined) of any participant's employment or upon voluntary early retirement of any "designated participant" selected by the Committee, a portion of the vested retirement benefit will be paid which is in the same ratio to the full vested benefit as the ratio of the total years worked for the Company to the total years which would have been worked to age 65. Amounts representing annual accruals under the plan have not been and cannot be readily calculated for individual participants. Messrs. Ziegler, Tripp, Klasky, Lee and Ziegler, Jr. participate in the plan, and are entitled to benefits of 40% of their base salary (determined by the Committee) per year for 10 years.

EMPLOYMENT CONTRACTS

          Mr. Ziegler and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Ziegler in an executive officer capacity for an indefinite period, subject to termination by WG Apparel upon not less than one year written notice. The employment contract provides that Mr. Ziegler shall serve as Chairman of the Board and Chief Executive Officer of WG Apparel for so long as requested by WG Apparel's Board of Directors. Under the employment contract, Mr. Ziegler is entitled to receive a base salary of no less than $200,000 per annum and bonus or bonuses as may be provided by the Compensation Committee of the Board of Directors of WG Apparel (the
"Compensation Committee") pursuant to WG Apparel's Incentive Compensation Plan for Key Employees (the "WG Plan"), or any successor, replacement or additional incentive plan, provided, however, that with respect to each annual amount available for distribution, if any, Mr. Ziegler will receive no less than eight percent (8%).

          Mr. Tripp and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Tripp in an executive officer capacity for an indefinite period, subject to termination by WG Apparel upon not less than one year written notice. The employment contract provides that Mr. Tripp shall serve as a Vice President of WG Apparel and as President of Sunbrand for so long as requested by WG Apparel's Board of Directors. Under the employment contract, Mr. Tripp is entitled to receive a base salary of no less than $115,000 per annum and bonus or bonuses as may be provided by the Compensation Committee pursuant to the WG Plan, and Sunbrand's Incentive Compensation Plan, or any successor, replacement or additional incentive plan, provided, however, that with respect to each annual amount available for distribution, if any, pursuant to the WG Plan, Mr. Tripp will receive no less than eight percent (8%) and from Sunbrand's Incentive Compensation Plan, Mr. Tripp will receive no less than thirty percent (30%) or such lessor amount as provided for under Sunbrand's Incentive Compensation Plan.

          Mr. Ziegler, Jr. and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Ziegler, Jr. in an executive officer capacity for an indefinite period, subject to termination by WG Apparel upon not less than one year written notice. The employment contract provides that Mr. Ziegler, Jr. shall serve as Controller and Secretary of WG Apparel for so long as requested by WG Apparel's Board of Directors. Under the employment contract, Mr. Ziegler, Jr. is entitled to receive a base salary of no less than $60,000 per annum and bonus or bonuses as may be provided by the Compensation Committee pursuant to the WG Plan, or any successor, replacement or additional incentive plan, provided, however, that with respect to each annual amount available for distribution, if any, pursuant to the WG Plan, Mr. Ziegler, Jr. will receive no less than three percent (3%).

          Mr. Klasky, WG Apparel and Leadtec are parties to an employment contract pursuant to which WG Apparel and Leadtec employ Mr. Klasky in an executive officer capacity for an indefinite period, subject to termination by WG Apparel and Leadtec upon not less than one year written notice. The employment contract provides that Mr. Klasky shall serve as a Vice President of WG Apparel and as President of Leadtec for so long as requested by WG Apparel's and Leadtec's Board of Directors. Under the employment contract, Mr. Klasky is entitled to receive a base salary of no less than $150,000 per annum and bonus or bonuses as may be provided by the Compensation Committee pursuant to the WG Plan, and Leadtec's Incentive Compensation Plan, or any successor, replacement or additional incentive plan, provided, however, that with respect to each annual amount available for distribution, if any, pursuant to the WG Plan, Mr. Klasky will receive no less than eight percent (8%) and from Leadtec's Incentive Compensation Plan, Mr. Klasky will receive no less than twenty percent (20%).

          Mr. Lee and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Lee in an executive officer capacity for an indefinite period, subject to termination by WG Apparel upon not less than one year written notice. The employment contract provides that Mr. Lee shall serve as a Vice President of WG Apparel and as President of Unity for so long as requested by WG Apparel's Board of Directors. Under the employment contract, Mr. Lee is entitled to receive a base salary of no less than $110,000 per annum and bonus or bonuses as may be provided by the Compensation Committee pursuant to the WG Plan and Unity's Incentive Compensation Plan, or any successor, replacement or additional incentive plan, provided, however, that with respect to each annual amount available for distribution, if any, pursuant to the WG Plan, Mr. Lee will receive no less than eight percent (8%) and from Unity's Incentive Compensation Plan, Mr. Lee will receive no less than one and three quarters percent (1.75%).

          Mr. Glazer and Clinton are parties to an employment contract pursuant to which Clinton employs Mr. Glazer in an executive officer capacity for the period commencing February 1, 1996 and ending December 31, 2000. The employment contract provides that Mr. Glazer shall be employed as Vice President of Clinton. Under the employment contract, Mr. Glazer is entitled to receive a salary of $150,000 per annum.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Messrs. Mackey, Ziegler and Walsh comprised the Compensation and Stock Incentive Committee of the Board of Directors during 1997. During such time, Mr. Ziegler was an officer of the Company, and Mr. Mackey was a consultant to the Company and was paid a consulting fee of $45,000. Mr. Mackey served as President of the Company from 1994 to 1996.

COMPENSATION OF DIRECTORS

          The Company does not pay fees to its directors for their services in such capacity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

          The following table sets forth certain information as of December 31, 1997 regarding the beneficial ownership of: (i) each class of the Company's voting securities by each person who is known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and (ii) each class of equity securities of the Company by (a) each director of the Company, (b) each of the Named Executive Officers (as defined under the heading "Executive Compensation"), and (c) all directors and executive officers of the Company as a group.

                                                                                               PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                               NUMBER OF SHARES(1)          CLASS(2)
------------------------------------                               -------------------          --------

John K. Ziegler............................................             118,469(3)               11.2%
      c/o Willcox & Gibbs, Inc.
      900 Milik Street
      Carteret, New Jersey  07008


Richard J. Mackey..........................................              66,958(4)                6.3
      c/o Worldtex, Inc.
      212 12th Avenue, N.E.
      Hickory, North Carolina  28601


The Roser Partnership II, Ltd..............................              65,483(5)                6.2
      1105 Spruce Street
      Boulder, Colorado  80302


Frank E. Walsh, III........................................             130,965(6)               12.4
      330 South Street
      Morristown, New Jersey  07962


Marc Glazer................................................              34,389                   3.2
      c/o Clinton Machinery & Supply Co.
      5800 Miami Lakes Drive
      Miami Lakes, Florida  33014


Jack Klasky................................................              37,957(7)                3.6
      c/o Leadtec Systems, Inc.
      6800 Owensmouth Avenue
      Suite 320
      Canoga Park, California  91303


Alan B. Lee................................................              14,150(8)                1.3
      c/o Unity Sewing Supply Co.
      900 Milik Street
      Carteret, New Jersey  07008


NAME AND ADDRESS OF BENEFICIAL OWNER                               NUMBER OF SHARES(1)          CLASS(2)
------------------------------------                               -------------------          --------

Maxwell L. Tripp...........................................              44,986(9)                4.2
      c/o Sunbrand
      3900 Green Industrial Way
      Atlanta, Georgia  30341

John K. Ziegler, Jr........................................               8,878(10)               0.8
      c/o Willcox & Gibbs, Inc.
      900 Milik Street
      Carteret, New Jersey  07008

Company's Savings and Employee Stock Ownership Plan........             208,669                  19.7
      Riggs Bank N.A., as Trustee
      808 17th St., N.W.
      Washington, D.C.  20006

All directors and executive officers of the Company as a
group (10 persons).........................................             730,904(11)              68.9

-----------------------

(1) The persons included in the table had sole voting and investment power with respect to shares reported as beneficially owned, except as otherwise indicated in the following notes. The table includes shares beneficially owned through the Company's Savings and Employee Stock Ownership Plan as of December 31, 1997.

(2) Percentages are calculated by dividing (x) shares in the "Number of Shares" column by (y) the sum of shares outstanding on December 31, 1997 and the shares which a particular owner (or group of owners) has a right to acquire within 60 days of such dates.

(3) Included 16,730 shares of common stock held by Mr. Ziegler as trustee for the benefit of his wife, as to which Mr. Ziegler shares voting and investment power, and 2,400 shares for which options are presently exercisable.

(4) Included 1,200 shares for common stock for which options are presently exercisable.

(5) Christopher W. Roser, a director of the Company, is a principal of the general partner of the Roser Partnership II, Ltd.

(6) Includes 130,965 shares of common stock held by the WG Trust under which an uncle of Mr. Walsh acts as trustee and holds voting and investment power. Mr. Walsh is a beneficiary of such trust.

(7) Includes 3,000 shares of common stock for which options are presently exercisable.

(8) Includes 3,000 shares of common stock for which options are presently exercisable.

(9) Includes 3,000 shares of common stock for which options are presently exercisable.

(10) Includes 1,200 shares of common stock for which options are presently exercisable.

(11) Includes 13,800 shares of common stock for which options are presently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

          None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

FINANCIAL STATEMENTS AND SCHEDULES
----------------------------------

          The financial statements and financial statement schedules included in this Report are listed in the introductory portion of Item 8.

EXHIBITS
--------

          The following exhibits are filed as part of this Report (for convenience of reference, exhibits are listed according to numbers assigned in the exhibit tables of Item 601 of Regulation S-K under the Securities Exchange Act of 1934 and management contracts or compensatory plans are indicated by an asterisk):


INDEX TO EXHIBITS
-----------------

  EXHIBIT                          DESCRIPTION
  NUMBER                           -----------
  ------

    2.1 Stock Purchase Agreement, dated November 27, 1996, among WG Apparel, Inc., Willcox & Gibbs, Inc. and Macpherson Meistergram, Inc., Geoffrey E. Macpherson Canada, Inc., Neil A. Macpherson, Bridget Macpherson, Bridget Macpherson as Trustee under the Mark Edward Macpherson Trust Agreement, dated February 1, 1982, Ouida
               B. Brown as Trustee under the Mark Edward Macpherson Trust No. 2, Bridget M. Macpherson as Trustee under the Katherine Emma Macpherson Trust Agreement, dated February 1, 1982, Ouida B. Brown as Trustee under the Katherine Emma Macpherson Trust No. 2, and Neil A. Macpherson as Trustee under the Nicholas Ian Macpherson Trust Agreement -- Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    3.1 Second Amended and Restated Certificate of Incorporation of Willcox & Gibbs, Inc. -- Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    3.2 Bylaws of Willcox & Gibbs, Inc. -- Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  EXHIBIT                          DESCRIPTION
  NUMBER                           -----------
  ------

    4.1 Indenture, dated as of January 3, 1997, by and among Willcox & Gibbs, Inc., WG Apparel, Inc., Clinton Management Corp., Clinton Machinery Corporation, Leadtec Systems, Inc., W&G Daon, Inc., J&E Sewing Supplies, Inc., W&G Tennessee Imports, Inc., Clinton Leasing Corp., Clinton Equipment Corp., Paradise Color Corp. (collectively, the "Subsidiary Guarantors"), and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the 12(0)% Senior Notes due 2003 -- Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    4.2 Supplemental Indenture, dated as of January 3, 1997, by and among Willcox & Gibbs, Inc., the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as Trustee -- Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    4.3 Pledge and Security Agreement, dated January 3, 1997, between WG Apparel, Inc. and IBJ Schroder Bank & Trust Company, as Trustee -- Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    4.4        Form of New Note -- Included in Exhibit 4.1.

    10.1 Agreement to Purchase Stock, dated November 27, 1996, of Embroidery Leasing Company, between Michael Bennett and WG Apparel, Inc. -- Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    10.2 Amendment No. 1, dated December 17, 1996, to Merger Agreement among Willcox & Gibbs, Inc., Clinton Machinery Corporation, WG Apparel, Inc., Frank Scannavino, Charles Nall and Marc Glazer -- Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    10.3 Financing and Security Agreement, dated December 17, 1996, among WG Apparel, Inc., Willcox & Gibbs, Inc., Leadtec Systems, Inc., Clinton Management Corp., Clinton Machinery Corporation and Macpherson Meistergram, Inc., as Borrowers, and NationsBank, N.A., as Lender -- Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    10.4 First Amendment to Financing and Security Agreement, dated April 23, 1997, among WG Apparel, Inc., Willcox & Gibbs, Inc., Leadtec Systems Inc., Clinton Management Corp., Clinton Machinery Corporation, Macpherson Meistergram, Inc., as Borrowers, and NationsBank, N.A., as Lender -- Filed as Exhibit 10.35 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference

  EXHIBIT                          DESCRIPTION
  NUMBER                           -----------
  ------

    10.5 Termination of Security Agreement, dated January 3, 1997, among Willcox & Gibbs, Inc., Clinton Machinery Corporation, WG Apparel, Inc., Frank Scannavino, Charles Nall and Marc Glazer -- Filed as
               Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    10.6 Employment Agreement, dated February 1, 1996, among Clinton Machinery Corp. and Clinton Management Corp. and Frank Scannavino -- Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

    10.7 Employment Agreement, dated February 1, 1996, among Clinton Machinery Corp. and Clinton Management and Marc Glazer -- Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

    10.8 Employment Agreement, dated February 1, 1996, among Clinton Machinery Corp. and Clinton Management Corp. and Charles Nall -- Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

    10.9 Employment Agreement, dated June 27, 1994, between WG Apparel, Inc. and Alan B. Lee -- Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.10 Employment Agreement, dated June 27, 1994, between WG Apparel, Inc. and John K. Ziegler, Sr. -- Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.11 Employment Agreement, dated June 27, 1994, among WG Apparel, Inc., WG Leadtec of Delaware, Inc. and Jack Klasky -- Filed as
               Exhibit 10.10 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.12 Employment Agreement, dated June 27, 1994, between WG Apparel, Inc. and Maxwell Tripp -- Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.13 Pegasus Sewing Machine Mfg. Co., Ltd. Distribution Agreement, dated January 1, 1995, between Pegasus Sewing Machine Mfg. Co., Ltd. and WG, Inc., as amended as of June 8, 1995 -- Filed as
               Exhibit 10.12 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.14 GM Pfaff AG Distribution Agreement, dated October 1, 1994, between GM Pfaff AG and WG, Inc. -- Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  EXHIBIT                          DESCRIPTION
  NUMBER                           -----------
  ------

   10.15 Distribution Agreement, dated October 15, 1997, between MHM Siebdruckmashinen Gesmbh. KG. and Clinton Machinery Corp. -- Filed herewith.

   10.16 Distribution Agreement, dated June 27, 1996, among Rhein-Nadel Maschinennadel Gmbh, Muva Maschinennadel Gmbh, WG, Inc., Unity Sewing Supply Co. and Sunbrand, as amended as of October 4, 1996. -- Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.17 Second Revision of Fundamental Barudan Agreements and Contracts, dated November 27, 1996, among Barudan Company, Ltd., Barudan America, Inc. and Macpherson Meistergram, Inc. as amended by letter agreement dated December 4, 1996 -- Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.18 Revision of Fundamental Agreements and Contracts, dated June 1, 1994, among Barudan Company, Ltd., Barudan America, Inc. and Macpherson Meistergram, Inc. -- Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.19 Distribution Agreement, dated November 7, 1985, among Barudan Company, Ltd., Barudan America, Inc. and Macpherson Meistergram, Inc. -- Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.20 Asset Purchase Agreement, dated October 1996, between E.C. Mitchell Co. Inc., Everett Mitchell, as Seller, and WG Apparel, Inc., as Buyer -- Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.21 Loan Agreement, dated October 1996, between W&G, Ltd., as Borrower, and Coutts & Co., as Lender -- Filed as Exhibit 10.21 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.22 Consulting Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Neil A. Macpherson -- Filed as Exhibit
               10.22 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.23 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Jerry Lee -- Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

  EXHIBIT                          DESCRIPTION
  NUMBER                           -----------
  ------

   10.24 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Ronald P. Emerman -- Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.25 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Jeffrey L. Hickman -- Filed as Exhibit
               10.25 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.26 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Jacob G. Bumm -- Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.27 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Steven C. Edwards -- Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.28 Warrant Redemption Agreement, dated December 17, 1996, among Willcox & Gibbs, Inc., NationsCredit Commercial Corporation and Bank of America Illinois -- Filed as Exhibit 10.28 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.29 Fundamental Agreement, dated October 1, 1986, among Barudan Co., Ltd., Geoffrey E. Macpherson Ltd. and Macpherson Inc.-- Filed as
               Exhibit 10.29 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.30 Employment Agreement, dated June 27, 1994, between WG Apparel, Inc. and John K. Ziegler, Jr. -- Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.*

   10.31 Amendment No. 2 to Warrantholders Rights Agreement, dated January 3, 1997, among Willcox & Gibbs, Inc., the Stockholders and Warrantholders -- Filed as Exhibit 10.31 to the Company's
               Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.32 Amendment No. 1 to Warrantholders Rights Agreements, dated February 1, 1996, among Willcox & Gibbs, Inc., the Stockholders and Warrantholders -- Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  EXHIBIT                          DESCRIPTION
  NUMBER                           -----------
  ------

   10.33 Warrantholders Rights Agreement, dated July 13, 1994, among Investors, Stockholders and Warrantholders -- Filed as Exhibit
               10.33 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

   10.34       Form of  Warrant  -- Filed  as  Exhibit  10.34  to the  Company's
               Registration   Statement   on  Form  S-4  (No.   333-24507)   and
               incorporated herein by reference.

    21.1 Subsidiaries of Willcox & Gibbs, Inc. -- Filed as Exhibit 21.1 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

    24.1 Powers of Attorney of certain directors and officers of the Company -- Filed herewith.

    27.1       Financial Data Schedule -- Filed with EDGAR copy only.



8-K REPORTS
-----------

          No Current Report on Form 8-K was filed during the fourth quarter of 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1998

                                        WILLCOX & GIBBS, INC.


                                        By:       /s/ John K. Ziegler
                                            ------------------------------------
                                                      John K. Ziegler
                                                   CHAIRMAN OF THE BOARD,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1998 by the following persons on behalf of the registrant and in the capacities indicated.


              SIGNATURE                                   TITLE
              ---------                                   -----

        /s/ John K. Ziegler                   Chairman, Chief Executive Officer,
---------------------------------------       Director  and attorney-in-fact for
            John K. Ziegler                   persons indicated by an asterisk
                                              (Principal Executive Officer)


            Maxwell L. Tripp*                 President, Chief Operating Officer
---------------------------------------       and Director
            Maxwell L. Tripp


            John K. Ziegler, Jr.*             Chief Financial Officer (Principal
---------------------------------------       Financial and Accounting Officer)
            John K. Ziegler, Jr.


            Jack Klasky*                      Vice President and Director
---------------------------------------
            Jack Klasky


            Alan B. Lee*                      Vice President and Director
---------------------------------------
            Alan B. Lee

              SIGNATURE                                   TITLE
              ---------                                   -----

            Richard J. Mackey*                Director
---------------------------------------
            Richard J. Mackey


            Marc Glazer*                      Director
---------------------------------------
            Marc Glazer


            Christopher W. Roser*             Director
---------------------------------------
            Christopher W. Roser


            Frank E. Walsh, III*              Director
---------------------------------------
            Frank E. Walsh, III


SUPPLEMENTAL  INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
     15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      No annual report or proxy material has been sent to security holders.