Form 10-Q
period 1998-03-31
WILLCOX & GIBBS INC /DE
filed 1998-05-14
CIK 1037070

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1998
Commission file number 333-24507

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

                                 (732) 541-6255
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            DATE                    CLASS                    SHARES OUTSTANDING
            ----                    -----                    ------------------

        March 31, 1998           Common Stock                     1,001,319

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I - Financial Information                                                          PAGE

               Consolidated  Balance  Sheets  (Unaudited)  at March 31, 1998 and
                    December 31, 1997                                                     3

               Consolidated  Statements of Operations  (Unaudited) for the Three
                    Months Ended March 31, 1998 and 1997                                  5

               Consolidated  Statements of Cash Flows  (Unaudited) for the Three
                    Months Ended March 31, 1998 and 1997                                  6

               Notes to Unaudited Consolidated Financial Statements                       8

               Management's  Discussion and Analysis of Financial  Condition and
                    Results of Operations                                                15

PART II - Other Information                                                              19

Signature                                                                                20

                               WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


             ASSETS                                                 March 31,       December 31,
                                                                      1998              1997
                                                                    --------         --------
                                                                  (Unaudited)
Current Assets
   Cash                                                             $    877         $  1,325
   Accounts receivable, less allowance for doubtful
        accounts of $4,939 in 1998 and $4,315 in 1997                 41,603           38,465
   Inventories                                                        46,419           48,735
   Prepaid expenses and other current assets                           4,020            3,496
   Deferred income taxes                                               1,415            1,402
                                                                    --------          --------
        Total current assets                                          94,334           93,423

Property and equipment, net                                            5,456            5,595
Deferred financing costs, less accumulated amortization
   of $813 in 1998 and $650 in 1997                                    3,740            3,903
Intangible assets, less accumulated amortization of
   $1,269 in 1998 and $1,060 in 1997                                  32,177           32,386
Deferred income taxes                                                  1,903            1,313
Other assets                                                           4,036            3,881
                                                                    --------         --------
                                                                    $141,646         $140,501
                                                                    ========         ========

     See accompanying notes to unaudited consolidated financial statements

                               WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' EQUITY                           March 31,    December 31,
                                                                 1998          1997
                                                               --------     ---------
                                                              (Unaudited)
Current Liabilities:
   Revolving line of credit                                      13,841    $  10,617
   Book overdrafts                                                3,073        3,233
   Current installments of long-term debt                           600          594
   Trade accounts payable                                        19,072       23,254
   Income taxes payable                                              32           24
   Accrued liabilities and other current liabilities             10,155        7,361
                                                               --------    ---------
      Total current liabilities                                  46,773       45,083

Accrued retirement benefits                                       2,431        2,431
Long-term debt, excluding current installments                   84,761       84,742
Other liabilities                                                   159          158
                                                               --------    ---------
    Total liabilities                                           134,124      132,414
                                                               --------    ---------

Common stock subject to put option                                3,000        3,000
Stockholders' Equity:
    Common stock:
       Class A, $10 stated value.  Authorized 1,500,000
          shares; issued and outstanding 1,015,937 in
          1998 and 1,001,319 in 1997
                                                                  9,159        9,013
       Class B, no par value.  Authorized 250,000
          shares; none issued                                         -            -
       Class C, no par value.  Authorized 250,000
          shares; none issued                                         -            -
    Class A common stock subscriptions receivable                  (219)        (379)
    Accumulated deficit                                          (4,399)      (3,624)
      Cumulative translation adjustments                            (19)          77
        Total stockholders' equity                                4,522        5,087
                                                               --------    ---------

                                                               $141,646    $ 140,501
                                                               ========    =========

     See accompanying notes to unaudited consolidated financial statements.

                               WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             For Three Months Ended
                                                                    March 31,
                                                             ---------------------
                                                                1998         1997
                                                             ---------    --------
                                                                   (Unaudited)


Net sales                                                    $ 44,913    $ 42,043
Cost of goods sold                                             31,200      29,084
                                                             ---------   ---------
      Gross profit                                             13,713      12,959

Selling, general, and administrative expenses                  12,090      10,974
                                                             ---------   ---------
      Operating income                                          1,623       1,985

Interest expense                                               (3,051)     (2,883)
Other income (expense), net                                       (16)         39
                                                             ---------   ---------
      Loss before income taxes                                 (1,444)       (859)

Income tax benefit                                               (596)       (356)
                                                             ---------   ---------
      Loss before extraordinary item                             (848)       (503)

Extraordinary loss, net of income tax benefit                       -      (1,557)
                                                             ---------   ---------
      Net loss                                               $   (848)   $ (2,060)

Basic and diluted loss per common share and common share equivalent:

      Loss before extraordinary item                         $  (0.86)   $  (0.53)

      Extraordinary item, net                                       -       (1.63)
                                                             ---------   ---------
        Net loss per share                                   $  (0.86)   $  (2.16)
                                                             =========   =========

     See accompanying notes to unaudited consolidated financial statements.

                               WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                       For the Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                        1998                 1997
                                                                      --------              --------
                                                                               (Unaudited)
Cash flows from operating activities:
      Net loss                                                          $  (848)           $ (2,060)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                    325                 261
           Provision for losses on accounts receivable                      238                 238
           Amortization of intangible assets                                209                 203
           Amortization of deferred financing costs                         163                 153
           Amortization of debt discount                                     53                  52
           Deferred income taxes                                           (602)                 (2)
           Extraordinary loss on debt extinguishment, net                     -               1,557
           Changes in  operating  assets  and  liabilities,  net
             of effect of business acquisitions:
              Trade accounts receivable                                  (3,425)              3,339
              Inventories                                                 2,267               1,196
              Prepaid expenses and other current assets                    (524)               (929)
              Other assets                                                 (155)                 22
              Income taxes payable                                            8                (622)
              Trade accounts payable and other
                liabilities                                              (1,343)             (5,907)
                                                                        --------            --------
           Net cash used in operating activities                         (3,634)             (2,499)
                                                                        --------            --------
Cash flows from investing activities:
      Capital expenditures                                                 (239)               (477)
      Proceeds from sale of property and equipment                           25                  58
      Payment for business acquisition, net of cash
          acquired                                                            -             (36,732)
                                                                        --------            --------
          Net cash used in investing activities                           (214)             (37,151)
                                                                        --------            --------

     See accompanying notes to unaudited consolidated financial statements.

                               WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                         For the Three Months Ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                          1998              1997
                                                                        --------           ---------
                                                                               (Unaudited)

Cash flows from financing activities:
  Net proceeds from revolving line of credit                            $ 3,224            $  4,248
  Decrease in book overdrafts                                              (160)                 (5)
  Principal payments on long-term debt                                      (44)                  -
  Proceeds from debt issued in business acquisitions                          -              83,980
  Extinguishment of debt                                                      -             (41,137)
  Payment of financing costs                                                  -              (3,606)
  Repurchase and retirement of warrants                                       -              (3,026)
  Proceeds from common stock issued to Company
      ESOP                                                                  379                   -
                                                                        --------           ---------
      Net cash provided by financing activities                           3,399              40,454
                                                                        --------           ---------

Effect of exchange rate changes on cash                                       1                 (19)

   Net change in cash                                                      (448)                785
Cash at beginning of period                                               1,325                 882
                                                                        --------           ---------
Cash at end of period                                                   $   877            $  1,667
                                                                        ========           =========
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
   Interest                                                             $   294            $    479
                                                                        ========           =========
   Income taxes                                                         $     9            $    262
                                                                        ========           =========

     See accompanying notes to unaudited consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Willcox & Gibbs, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ACQUISITION

     Effective January 3, 1997 the Company acquired all the outstanding capital stock of Macpherson Meistergram, Inc. ("Macpherson") for $24,000,000 in cash and the assumption of approximately $6,100,000 of indebtedness and $6,400,000 of trade payables. Macpherson is primarily engaged in the distribution of embroidery equipment and supplies to the apparel industry.

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

4.   LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share, before extraordinary item, for the three months ended March 31, 1998 and 1997:

                                                                            1998                  1997
                                                                      -------------          -------------

      Numerator for basic and diluted loss per share                  $   (847,989)          $ (2,059,860)
                                                                      =============          =============

      Denominator for basic loss per share-
         weighted-average shares outstanding                               982,371                953,674
      Effect of dilutive securities:
           Employee stock options                                                -                       -
           Warrants                                                              -                       -
                                                                      -------------          -------------

      Denominator for diluted loss per share                               982,371                953,674
                                                                      =============          =============
      Loss per share - basic                                          $      (0.86)          $      (2.16)
                                                                      =============          =============
      Loss per share - diluted                                        $      (0.86)          $      (2.16)
                                                                      =============          =============

           Employee stock options and warrants which were outstanding were excluded from the computation of diluted loss per share because the effect would be antidilutive.

5.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. For the three months periods ended March 31, 1998 and 1997, the Company's consolidated comprehensive income does not differ materially from the traditionally-determined consolidated net loss set forth on the accompanying consolidated statements of operations.

6.   GUARANTOR SUBSIDIARIES

     Set forth below are condensed consolidating financial statements of the subsidiaries of the Company that have fully and unconditionally, jointly and severally guaranteed the Company's 12 1/4% Senior Notes (the "Guarantor Subsidiaries") and the non-guarantor subsidiaries of the Company (the "Non-Guarantor Subsidiaries"). As of March 31, 1998, the Guarantor Subsidiaries were WG Apparel, Inc., Leadtec Systems, Inc., J&E Sewing Supplies, Inc., W&G Daon, Inc. W&G Tennessee Imports, Inc., Clinton Management Corp., Clinton Machinery Corporation, Clinton Leasing Corp., Clinton Equipment Corp., Macpherson Meistergram, Inc. and Paradise Color Incorporated, and the Non-Guarantor Subsidiaries were Willcox & Gibbs, Ltd., Sunbrand S.A. de C.V., Sunbrand Caribe S.A., Allied Machine Parts Ltd., M.E.C. (Sewing Machine Limited), Unity Sewing Supply Company (UK) Limited, Allide Machine Parts

Limited, Natyork Limited, Forest Needle Company Limited, Morris & Ingram (Textiles) Limited, Eildon Electronics Limited, Geoffrey E. Macpherson Canada, Inc., Embroidery Leasing Corporation, Sunbrand de Colombia, Unity de Colombia and Clinton de Mexico. The Guarantor Subsidiaries are wholly owned by the Company, and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each Guarantor Subsidiary and eliminating entries have not been included because management has determined that they are not material to investors.

                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                           MARCH 31, 1998
                                           (IN THOUSANDS)

                                         GUARANTOR                 NON-GUARANTOR
      ASSETS                            SUBSIDIARIES               SUBSIDIARIES               CONSOLIDATED
                                        ------------               -------------              ------------

Cash                                    $      904                  $   (27)                  $     877
Accounts receivable, net                    35,351                     6,252                     41,603
Inventories                                 39,617                     6,802                     46,419
Other current assets                         5,071                       364                      5,435
                                        ------------               -------------              ------------
   Total current assets                     80,943                    13,391                     94,334
Property and equipment, net                  3,824                     1,632                      5,456
Intangible assets, net                      35,917                         -                     35,917
Other assets                                 3,970                     1,969                      5,939
                                        ------------               -------------              ------------
                                         $ 124,654                  $ 16,992                  $ 141,646
                                        ============               =============              ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current notes and installments of long-
  term debt                              $ 14,023                     $  418                  $   14,441
Book overdrafts                             3,073                          -                       3,073
Trade accounts payable                     15,306                      3,766                      19,072
Income taxes payable                            -                         32                          32
Accrued liabilities and other current
  liabilities                               8,869                      1,286                      10,155
                                        ------------               -------------              ------------
      Total current liabilities            41,271                      5,502                      46,773

Long-term debt, excluding current
  installments
                                           83,925                        836                      84,761
Other liabilities                           2,590                          -                       2,590
                                        ------------               -------------              ------------
    Total liabilities                     127,786                      6,338                     134,124

Common stock subject to put option          3,000                          -                       3,000

Common stock                                9,159                          -                       9,159
Other equity (deficit)                    (15,292)                    10,655                      (4,637)
                                        ------------               -------------              ------------
   Total stockholders' equity              (6,133)                    10,655                       4,522
                                        ------------               -------------              ------------
                                        $ 124,653                  $  16,993                  $  141,646
                                        ============               =============              ============

                               CONDENSED CONSOLIDATING BALANCE SHEETS
                                          DECEMBER 31, 1997
                                           (IN THOUSANDS)

                                         GUARANTOR                 NON-GUARANTOR
      ASSETS                            SUBSIDIARIES               SUBSIDIARIES               CONSOLIDATED
                                        ------------               -------------              ------------

Cash                                    $   1,254                  $       71                 $      1,325
Accounts receivable, net                   33,208                       5,257                       38,465
Inventories                                42,369                       6,366                       48,735
Other current assets                        4,706                         192                        4,898
                                        ------------               -------------              ------------
      Total current assets                 81,537                      11,886                       93,423

Property and equipment, net                 4,037                       1,558                        5,595
Intangible assets, net                     36,289                           -                       36,289
Other assets                                3,307                       1,887                        5,194
                                        ------------               -------------              ------------
                                        $ 125,170                  $   15,331                 $    140,501
                                        ============               =============              ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current notes and installments of long-
  term debt                              $ 10,798                  $      413                 $    11,211
Book overdrafts                             3,233                           -                       3,233
Trade accounts payable                     20,699                       2,555                      23,254
Income taxes payable                            -                          24                          24
Accrued liabilities and other current
  liabilities
                                            5,823                       1,538                       7,361
                                        ------------               -------------              ------------
      Total current liabilities            40,553                       4,530                      45,083

Long-term debt, excluding current
  installments                             83,917                         825                      84,742
Other liabilities                           2,228                         361                       2,589
                                        ------------               -------------              ------------
      Total liabilities                   126,698                       5,716                     132,414
                                        ------------               -------------              ------------
Common stock subject to put option          3,000                           -                       3,000

Common stock                                9,013                           -                       9,013
Other equity (deficit)                    (13,541)                      9,615                      (3,926)
                                        ------------               -------------              ------------
      Total stockholders' equity           (4,528)                      9,615                       5,087
                                        ------------               -------------              ------------
                                        $ 125,170                  $   15,331                 $   140,501
                                        ============               =============              ============

                          CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                GUARANTOR      NON-GUARANTOR
                                               SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                               ------------    ------------     ------------

Net sales                                      $  40,687       $    4,226       $ 44,913
Cost of goods sold                                28,517            2,683         31,200
                                               ------------    ------------     ------------
      Gross profit                                12,170            1,543         13,713

Selling, general, and administrative expenses     10,725            1,365         12,090
                                               ------------    ------------     ------------
      Operating income                             1,445              178          1,623

Interest expense                                  (3,013)             (38)        (3,051)
Other, net                                           (47)              31            (16)
                                               ------------    ------------     ------------
      Income (loss) before income taxes and       (1,615)             171         (1,444)
          extraordinary item

Income tax expense (benefit)                        (604)               8           (596)
                                               ------------    ------------     ------------
      Net income (loss)                        $  (1,011)      $      163       $   (848)
                                               ============    ============     ============



                          CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                GUARANTOR      NON-GUARANTOR
                                               SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                               ------------    ------------     ------------

Net sales                                      $  36,777       $    5,266       $  42,043
Cost of goods sold                                25,487            3,597          29,084
                                               ------------    ------------     ------------
      Gross profit                                11,290            1,669          12,959

Selling, general, and administrative expenses      9,778            1,196         10,974
                                               ------------    ------------     ------------
      Operating income                             1,512              473          1,985
Interest expense                                  (2,709)            (174)        (2,883)
Other, net                                            32                7             39
                                               ------------    ------------     ------------
      Income (loss) before income taxes and
          extraordinary item                      (1,165)            306            (859)

Income tax expense (benefit)                        (478)            122            (356)
                                               ------------    ------------     ------------
      Income (loss) before extraordinary item       (687)            184            (503)

Extraordinary loss, net of income tax benefit     (1,557)              -          (1,557)
                                               ------------    ------------     ------------
      Net income (loss)                        $  (2,244)      $     184        $ (2,060)
                                               ============    ============     ============

                          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                GUARANTOR      NON-GUARANTOR
                                               SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                               ------------    ------------     ------------

Cash flows from operating activities           $  (3,638)      $      4         $   (3,634)
                                               ------------    ------------     ------------
Cash flows from investing activities                (111)          (103)              (214)
                                               ------------    ------------     ------------
Cash flows from financing activities:
       Proceeds from debt issuance                 3,224              -              3,224
       Principal payment on debt                     (44)             -                (44)
       Other changes                                 219              -                219
                                               ------------    ------------     ------------
                                                   3,399              -              3,399
                                               ------------    ------------     ------------
Effect of exchange rates on cash balances              -              1                  1
                                               ------------    ------------     ------------
Net change in cash                                   350            (98)              (448)

Cash at beginning of period                        1,254             71              1,325
                                               ------------    ------------     ------------
Cash at end of period                          $     904       $    (27)        $      877
                                               ============    ============     ============


                          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                GUARANTOR      NON-GUARANTOR
                                               SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                               ------------    ------------     ------------

Cash flows from operating activities           $ (2,743)       $    244         $   (2,499)
                                               ------------    ------------     ------------
Cash flows from investing activities:
       Payment for business acquisitions        (36,732)              -            (36,732)
       Other changes                               (285)           (134)              (419)
                                               ------------    ------------     ------------
                                                (37,017)           (134)           (37,151)
                                               ------------    ------------     ------------
Cash flows from financing activities:
       Proceeds from debt issuance               88,228               -             88,228
       Extinguishment of debt                   (41,137)              -            (41,137)
       Payment of financing costs                (3,606)              -             (3,606)
       Repurchase and retirement of warrants     (3,026)              -             (3,026)
       Other changes                                 (5)              -                 (5)
                                               ------------    ------------     ------------
                                                 40,454               -             40,454
                                               ------------    ------------     ------------
Effect of exchange rates on cash balances             -             (19)               (19)
                                               ------------    ------------     ------------
Net change in cash                                  694              91                785
Cash at beginning of period                         343             539                882
                                               ------------    ------------     ------------
Cash at end of period                          $  1,037        $    630         $    1,667
                                               ============    ============     ============

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

     The Company currently operates through six principal business units: (i) its Sunbrand division ("Sunbrand"), which is a distributor of replacement parts, supplies and specialized equipment to manufacturers of apparel and other sewn products; (ii) its Unity Sewing Supply Co. division ("Unity"), which is a wholesale distributor to dealers of replacement parts and supplies for use by the apparel and other sewn products industry; (iii) its Willcox & Gibbs, Ltd. ("W&G, Ltd.") subsidiary, which is a distributor to manufacturers and dealers in the United Kingdom and Europe of replacement parts and supplies for use by the apparel and other sewn products industry; (iv) its Clinton subsidiaries, which distribute screen printing equipment and supplies for the apparel industry; (v) its Leadtec Systems, Inc. ("Leadtec") subsidiary, which develops and supplies computer-based production planning and control systems for the apparel industry; and (vi) its Macpherson Meistergram, Inc. ("Macpherson") subsidiary which distributes embroidery equipment and supplies used in the apparel industry.

RESULTS OF OPERATIONS

     The following table sets forth the percentages that certain income and expense items bear to net sales for the periods indicated.

                                                           THREE MONTHS
                                                           ENDED MARCH 31,
                                                       ----------------------
                                                        1998            1997
                                                       ------          ------

Net sales                                              100.0%          100.0%
Gross profit                                            30.5            30.8
Selling, general and administrative expenses            26.9            26.1
Operating income                                         3.6             4.7
Interest expense                                         6.8             6.9
Income taxes                                            (1.3)           (0.7)
Net income                                              (1.9)           (4.9)
                                                       ======          ======

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net sales were $44.9 million in the first three months of 1998, an increase of $2.9 million, or 6.8%, as compared to the first three months of 1997. Net sales increased primarily as a result of the Company's Macpherson subsidiary. Macpherson's sales increased 50.9% over the same period in 1997, principally attributable to strong sales of a new line of embroidery equipment and the correction in late 1997 of a mechanical deficiency in certain equipment identified in early 1997. Macpherson's increase in sales was partially offset by a decline of 31.3% in the sales of the Company's Clinton operation. Clinton's net sales were negatively affected by a declining screen printing market and the replacement of an existing product line by a new line of equipment. The Company's other operations experienced a decline of 2.3% over the same period in 1997, principally due to the continued decline in apparel manufacturing in the United States.

     Gross profit in the first three months of 1998 was $13.7 million, an increase of $0.8 million, or 5.8%, as compared with the same period of 1997. As a percentage of net sales, gross profit in the first three months of 1998 was 30.5%, as compared with 30.8% in the same period of 1997. The decrease in gross profit percentage was primarily attributable to Macpherson. Macpherson's gross profit margins have traditionally been lower than the gross profit margin associated with the Company's parts and supplies businesses because a larger percentage of Macpherson's sales are for equipment.

     Selling, general and administrative expenses in the first three months of 1998 were $12.1 million, an increase of $1.1 million, or 10.2%, as compared to the first three months of 1997. As a percentage of sales, such expenses increased to 26.9% for the first three months of 1998, from 26.1% for the same period of 1997. The increase in expenses as a percentage of sales was principally a result of increased costs as the Company continues to expand in Latin America and fixed overhead costs at the Company's Clinton operation that did not decline in proportion to lower sales by Clinton.

     Operating income in the first three months of 1998 was $1.6 million, a decrease of $0.4 million, or 18.2%, as compared to the first three months of 1997. The decrease in operating income resulted from the factors discussed above. As a percentage of net sales, operating income was 3.6% in the first three months of 1998, as compared to 4.7% in the first three months of 1997. The decrease was principally attributable to the lower gross margins from Macpherson's and Clinton's sales.

     Interest expense was $3.1 million in the first three months of 1998, an increase of $0.2 million, or 5.8%, as compared with the first three months of 1997. The increase in interest expense was a result of higher borrowings in 1998 over the same period in 1997.

     Income tax benefit for the first three months of 1998 was $0.6 million, an increase of $0.2 million, as compared to the first three months of 1997. The Company's effective tax rate was 41.3% in the first three months of 1998, as compared to 36.5% in the first three months of 1997.

     The Company's results for the first three months of 1997 reflect an extraordinary loss from the extinguishment of debt (net of income tax benefit) of $1.6 million owing to the refinancing of the Company's indebtedness in connection with the Macpherson acquisition and the issuance by the Company of

$85.0 million aggregate principal amount of its 12 1/4% Series A Senior Notes due 2003 (the "Senior Notes") relating thereto.

     Net loss in the first three months of 1998 was $0.8 million, compared to net loss of $2.1 million in the first three months of 1997. The decrease was attributable to the additional cost factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its working capital requirements, capital expenditures and acquisitions from cash provided by operations, borrowings under its credit facilities and proceeds from the issuance of debt and equity securities.

     At March 31, 1998, the Company had outstanding indebtedness of $99.2 million and cash of $0.9 million. In addition, approximately $4.2 million was available for borrowings under the Company's Credit Agreement.

     The Company's capital expenditures during the first three months of 1998 aggregated approximately $0.2 million. Such expenditures were primarily for computer, office and warehouse equipment and improvements.

     Net cash used in the Company's operating activities was $3.6 million during the first three months of 1998 principally due to working capital changes. Net cash provided by financing activities during the first three months of 1998 aggregated $3.4 million.

NEW ACCOUNTING STANDARD

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

YEAR 2000 ISSUE

     The Company is in the process of assessing the Year 2000 issue and the estimated costs necessary for the Company's remediation plan. The Company plans to remediate all Year 2000 issues during 1998 and does not expect remediation costs to have a material impact on results of operations, liquidity and capital resources.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q for the quarter ended March 31, 1998 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings, including under the caption "Certain Factors that May Affect Results of Operations" in the Company's Form 10-K filed for the year ended December 31, 1997.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

             EXHIBIT NO.              DESCRIPTION
             -----------              -----------

             27.1 Financial Data Schedule (filed with EDGAR only)

      (b)    Reports on Form 8-K

             During the quarter ended March 31, 1998, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILLCOX & GIBBS, INC.
                                        (Registrant)


Date   May 14, 1998                     By /S/ JOHN K. ZIEGLER, JR.
                                           ----------------------------
                                           John K. Ziegler, Jr.
                                           Vice President
                                           and Chief Financial Officer