Form 10-Q
period 1998-06-30
WILLCOX & GIBBS INC /DE
filed 1998-08-14
CIK 1037070

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1998
Commission file number 333-24507

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
Yes X No


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               Date                Class          Shares Outstanding
             --------            ---------      ----------------------
           June 30, 1998       Common Stock            1,001,319

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I - Financial Information                                          Page
                                                                        ----

          Consolidated  Balance  Sheets  (Unaudited) at June
               30, 1998 and December 31, 1997                             3

          Consolidated Statements of Operations  (Unaudited)
               for the Six  Months  and Three  Months  Ended
               June 30, 1998 and 1997                                     5

          Consolidated  Statements of Cash Flows (Unaudited)
               for the Six Months  Ended  June 30,  1998 and
               1997                                                       6

          Notes to   Unaudited     Consolidated    Financial
               Statements                                                 8

          Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                       15

PART II - Other Information                                              19

Signature                                                                20


                                            WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                             ASSETS                                             June 30,       December 31,
                                                                                  1998             1997
                                                                              -----------      ------------
                                                                              (Unaudited)
Current Assets:

     Cash                                                                          $458          $ 1,325
     Accounts receivable, less allowance for doubtful accounts of
        $4,760 in 1998 and $4,315 in 1997                                        36,148           38,466
     Inventories                                                                 44,617           48,735
     Prepaid expenses and other current assets                                    4,200            3,496
     Deferred income taxes                                                        1,756            1,402
                                                                              -----------      ------------
        Total current assets                                                     87,179           93,424

Property and equipment, net                                                       5,431            5,595
Deferred financing costs,  less accumulated  amortization of $975
     in 1998 and $650 in 1997                                                     3,578            3,903
Intangible assets,  less  accumulated  amortization  of $1,478 in
     1998 and $1,060 in 1997                                                     31,968           32,386
Deferred income taxes                                                             2,752            1,313
Other assets                                                                      5,088            3,193
                                                                              -----------      ------------
                                                                              $ 135,996        $ 139,814
                                                                              ===========      ============


                            See accompanying notes to unaudited consolidated financial statements.




                                            WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                             LIABILITIES AND STOCKHOLDERS' EQUITY               June 30,       December 31,
                                                                                  1998             1997
                                                                              -----------      ------------
                                                                              (Unaudited)
Current Liabilities:
   Revolving line of credit                                                    $ 15,290         $ 10,617
   Book overdrafts                                                                3,266            3,233
   Current installments of long-term debt                                           599              594
   Trade accounts payable                                                        16,531           23,254
   Income taxes payable                                                              53               24
   Accrued liabilities and other current liabilities                              8,062            6,832
                                                                              -----------      ------------
        Total current liabilities                                                43,801           44,554



Accrued retirement benefits                                                       2,438            2,431
Long-term debt, excluding current installments                                   84,559           84,742
                                                                              -----------      ------------
           Total liabilities                                                    130,798          131,727
                                                                              -----------      ------------


Common stock subject to put option                                                    -            3,000
Stockholders' Equity:
      Common stock:
         Class A, $10 stated value.  Authorized 1,500,000 shares;
           issued and outstanding 1,225,116 in 1998 and 1,001,319
           in 1997                                                               12,251            9,013
         Class B, no par value.  Authorized 250,000 shares;  none
           issued                                                                     -                -
         Class C, no par value.  Authorized 250,000 shares;  none
           issued                                                                     -                -
      Class A  common  stock  subscriptions  receivable                            (392)            (379)
      Accumulated deficit                                                        (6,630)          (3,624)
      Accumulated other comprehensive income - cumulative
          translation adjustments                                                   (31)              77
                                                                              -----------      ------------
          Total stockholders' equity                                              5,198            5,087
                                                                              -----------      ------------
                                                                               $135,996         $139,814
                                                                              ===========      ============

                            See accompanying notes to unaudited consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    UNAUDITED

                                       Six Months Ended       Three Months Ended
                                           June 30,                June 30,
                                       1998        1997        1998       1997
                                       ----        ----        ----       ----
Net sales                            $ 90,809      89,242   $ 45,896   $ 47,199
Cost of goods sold                     62,627      61,216     31,427     32,132
                                     --------    --------   --------   --------
   Gross profit                        28,182      28,026     14,469     15,067
Selling, general, and
  administration expense               25,330      22,756     13,240     11,782
Restructuring charge                    1,850           -      1,850          -
                                     --------    --------   --------   --------
   Operating income (loss)              1,002       5,270       (621)     3,285

Interest expense                        6,233       5,937      3,182      3,054
Other income - net                        308          90        324         51
                                     --------    --------   --------   --------
   Income (loss) before income
     taxes                             (4,923)       (577)    (3,479)       282

Income tax expense (benefit)           (1,763)       (218)    (1,167)       138
                                     --------    --------   --------   --------
   Income (loss) before extra-
     ordinary item                     (3,160)       (359)    (2,312)       144

Extraordinary loss, net of income
  tax benefit                               -      (1,557)         -          -
                                     --------    --------   --------   --------
   Net income (loss)                 $ (3,160)   $ (1,916)  $ (2,312)  $    144
                                     ========    ========   ========   ========

Basic and diluted income (loss)
  per common share and common share
  and common share equivalent:

  Income (loss) extraordinary item   $  (3.19)   $  (0.37)  $  (2.31)  $   0.15

  Extraordinary item, net                 -         (1.62)       -          -
                                     --------    --------   --------   --------

     Net income (loss) per share     $  (3.19)   $  (1.99)  $  (2.31)  $   0.15
                                     ========    ========   ========   ========
Weighted average number of common
  shares and common share
  equivalents:
     Basic                                990         963      1,001        970
                                     ========    ========   ========   ========

     Diluted                              990         963      1,001        980
                                     ========    ========   ========   ========


          See accompanying notes to consolidated financial statements.

                                            WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Dollars in thousands)
                                                          UNAUDITED


                                                                                          For the Six Months Ended
                                                                                                  June 30,
                                                                                       ------------------------------
                                                                                          1998                1997
                                                                                       ----------           ---------
Cash flows from operating activities:
      Net loss                                                                         $ (3,160)            $ (1,916)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                                    647                  593
           Provision for losses on accounts receivable                                      526                  495
           Amortization of intangible assets                                                418                  404
           Amortization of deferred financing costs                                         325                  305
           Amortization of debt discount                                                    106                  105
           Deferred income taxes                                                         (1,792)                 (11)
           Extraordinary loss on debt extinguishment, net                                     -                1,557
           Changes in  operating  assets  and  liabilities,  net  of  effect  of business acquisitions:
                  Trade accounts receivable                                               1,751                (3,682)
                  Inventories                                                             4,077                 2,501
                  Prepaid expenses and other current assets                                (705)                 (333)
                  Other assets                                                           (1,273)                 (590)
                  Income taxes payable                                                       29                  (501)
                  Trade accounts payable and other liabilities                           (6,103)               (9,203)
                                                                                       ----------           ---------
          Net cash used in operating activities                                          (5,154)              (10,276)
                                                                                       ----------           ---------
Cash flows from investing activities:
      Capital expenditures                                                                 (529)                (797)
      Proceeds from sale of property and equipment                                           25                   58
      Payment for business acquisition, net of cash acquired                                  -              (37,290)
                                                                                       ----------           ---------
           Net cash used in investing activities                                           (504)             (38,029)
                                                                                       ----------           ---------


                         See accompanying notes to unaudited consolidated financial statements.


                                            WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Dollars in thousands)
                                                          UNAUDITED


                                                                                          For the Six Months Ended
                                                                                                  June 30,
                                                                                       ------------------------------
                                                                                          1998                1997
                                                                                       ----------           ---------
Cash flows from financing activities:
      Net proceeds from revolving line of credit                                       $  4,673             $  13,607
      Increase (decrease) in book overdrafts                                                 34                  (879)
      Principal payments on long-term debt                                                 (296)                 (203)
      Proceeds from debt issued in business acquisitions                                      -                83,980
      Extinguishment of debt                                                                  -               (41,137)
      Payment of financing costs                                                              -                (4,006)
      Repurchase and retirement of warrants                                                   -                (3,026)
      Proceeds from common stock issued to Company ESOP                                     379                   425
                                                                                       ----------           ---------
           Net cash provided by financing activities                                      4,790                48,761
                                                                                       ----------           ---------

Effect of exchange rate changes on cash                                                       1                    (7)

      Net increase (decrease) in cash                                                      (867)                  449
Cash at beginning of period                                                               1,325                   882
                                                                                       ----------           ---------
Cash at end of period                                                                  $    458             $   1,331
                                                                                       ==========           ==========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
           Interest                                                                    $  5,776             $   5,417
                                                                                       ==========           ==========
           Income taxes                                                                $      9             $     262
                                                                                       ==========           ==========



                            See accompanying notes to unaudited consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION AND BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements of Willcox & Gibbs, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.         ACQUISITION

           Effective January 3, 1997 the Company acquired all the outstanding capital stock of Macpherson Meistergram, Inc. ("Macpherson") for $24,000,000 in cash and the assumption of approximately $6,100,000 of indebtedness and
$6,400,000 of trade payables. Macpherson is primarily engaged in the distribution of embroidery equipment and supplies to the apparel industry.

3.         REFINANCING

           Effective January 3, 1997, the Company issued $85,000,000 principal amount of 12.25% Series A senior notes which are due in December 2003. The Company used the proceeds, in part, to repay approximately $40,952,000 of its indebtedness, to redeem common stock warrants for a total of $3,026,000, and to finance the Macpherson acquisition.

4.         CLINTON RESTRUCTURING

           During June 1998, the Company effected a restructuring with respect to its Clinton Management Corp. and Clinton Machinery Corp. subsidiaries (together "Clinton"), principally involving the departure from the Company of the former shareholders of Clinton and certain other employees. The Company has taken a charge of $2.8 million in the second quarter of 1998, principally with respect to severance payments, as well as for the impairment of certain inventory and accounts receivable. Of this amount, $1.9 million has been reflected as a restructuring charge, $0.6 million has been charged to selling, general and administrative expense and $0.3 million has been charged to cost of goods sold. As part of the restructuring, the Company's obligations arising from its original purchase of Clinton have been revised to reduce the contingent payments for each of the years 1998, 1999 and 2000 from 35% of Clinton's operating income, as defined, to 10% thereof and to eliminate the former Clinton shareholders' option to put 100,000 shares of the Company's Class A common stock to the Company at $30 per share.

5.         PENSION PLAN

           On May 21, 1998, the Board of Directors of the Company approved amendments to the WG Apparel, Inc. Retirement Plan, effective July 31, 1998, providing that no employees shall become a participant in the Plan after such date and that no participant's accrued benefits under the Plan shall increase after such date.

6.         INCOME (LOSS) PER SHARE

           The following table sets forth the computation of basic and diluted income (loss) per share, before extraordinary item, for the six and three months ended June 30, 1998 and 1997:


                                                                       Six Months Ended                 Three Months Ended
                                                                           June 30,                          June 30,
                                                                  ----------------------------     ---------------------------
                                                                      1998            1997             1998            1997
                                                                  ------------   -------------     ------------    -----------


Numerator for basic and diluted income (loss) per
   share                                                          $(3,160,362)    $(1,915,478)     $(2,312,373)     $144,382
                                                                  ============   =============     ============    ===========

Denominator for basic income (loss) per                              990,492        963,266        1,001,319       970,460
   share-weighted-average shares outstanding
Effect of dilutive securities:
      Employee stock options                                                -                -               -         9,733
      Warrants                                                              -                -               -             -
                                                                  ------------   -------------     ------------    -----------
Denominator for diluted income (loss) per share
                                                                      990,492          963,266       1,001,319       980,193
                                                                  ============   =============     ============    ===========

Income (loss) per share - basic                                  $    (3.19)    $      (1.99)    $     (2.31)     $   0.15
                                                                  ============   =============     ============    ===========

Income (loss) per share - diluted                                $    (3.19)    $      (1.99)    $     (2.31)     $   0.15
                                                                  ============   =============     ============    ===========


           Employee  stock  options and  warrants  which were  outstanding  were
excluded  from  the   computation  in  instances   where  the  effect  would  be
antidilutive.

7.         COMPREHENSIVE INCOME

           Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. For the three and six month periods ended June 30, 1998 and 1997, the Company's consolidated comprehensive income does not differ materially from the consolidated net income (loss) set forth in the accompanying consolidated statements of operations.

8.         GUARANTOR SUBSIDIARIES

           Set forth below are condensed consolidating financial statements of the subsidiaries of the Company that have fully and unconditionally, jointly and severally guaranteed the Company's 12 1/4% Senior Notes (the "Guarantor Subsidiaries") and the non-guarantor subsidiaries of the Company (the "Non-Guarantor Subsidiaries"). As of June 30, 1998, the Guarantor Subsidiaries were WG Apparel, Inc., Leadtec Systems, Inc., J&E Sewing Supplies, Inc., W&G Daon, Inc. W&G Tennessee Imports, Inc., Clinton Management Corp., Clinton Machinery Corporation, Clinton Leasing Corp., Clinton Equipment Corp., Macpherson Meistergram, Inc. and Paradise Color Incorporated, and the Non-Guarantor Subsidiaries were Willcox & Gibbs, Ltd., Sunbrand S.A. de C.V., Sunbrand Caribe S.A., Allied Machine Parts Ltd., M.E.C. (Sewing Machine Limited), Unity Sewing Supply Company (UK) Limited, Allide Machine Parts Limited, Natyork Limited, Forest Needle Company Limited, Morris & Ingram (Textiles) Limited, Eildon Electronics Limited, Geoffrey E. Macpherson Canada, Inc., Embroidery Leasing Corporation, Sunbrand de Colombia, Unity de Colombia and Clinton de Mexico. The Guarantor Subsidiaries are wholly owned by the Company, and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each Guarantor Subsidiary and eliminating entries have not been included because management has determined that they are not material to investors.

                                         CONDENSED CONSOLIDATING BALANCE SHEETS
                                                      JUNE 30, 1998
                                                     (In ThousandS)


                                                                GUARANTOR          NON-GUARANTOR
           ASSETS                                               SUBSIDIARIES       SUBSIDIARIES         CONSOLIDATED
                                                               --------------     --------------       --------------
Cash                                                           $      490           $      (32)          $      458
Accounts receivable, net                                           30,933                5,215               36,148
Inventories                                                        32,263               12,354               44,617
Other current assets                                                5,710                  246                5,956
                                                               --------------     --------------       --------------
      Total current assets                                         69,396               17,783               87,179
Property and equipment, net                                         3,915                1,516                5,431
Intangible assets, net                                             35,546                    -               35,546
Other assets                                                        6,079                1,761                7,840
                                                               --------------     --------------       --------------
                                                               $  114,936           $   21,060           $  135,996
                                                               ==============     ==============       ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current notes and installments of long-term debt
                                                               $   15,472           $      417           $   15,889
Book overdrafts                                                     3,152                  114                3,266
Trade accounts payable                                              8,192                8,339               16,531
Income taxes payable                                                    -                   53                   53
Accrued liabilities and other current liabilities
                                                                    6,896                1,166                8,062
                                                               --------------     --------------       --------------
      Total current liabilities                                    33,712               10,089               43,801

Long-term debt, excluding current installments
                                                                   83,934                  625               84,559
Accrued retirement benefits                                         2,438                    -                2,438
                                                               --------------     --------------       --------------
      Total liabilities                                           120,084               10,714              130,798

Common stock                                                       12,251                    -               12,251
Other equity (deficit)                                            (17,399)              10,346               (7,053)
                                                               --------------     --------------       --------------
      Total stockholders' equity                                   (5,148)              10,346                5,198
                                                               --------------     --------------       --------------
                                                                $ 114,936            $  21,060           $  135,996
                                                               ==============     ==============       ==============

                                         CONDENSED CONSOLIDATING BALANCE SHEETS
                                                    DECEMBER 31, 1997
                                                     (In thousands)



                                                                GUARANTOR          NON-GUARANTOR
           ASSETS                                               SUBSIDIARIES       SUBSIDIARIES         CONSOLIDATED
                                                               --------------     --------------       --------------

Cash                                                            $  1,254           $      71            $   1,325
Accounts receivable, net                                          33,209               5,257               38,466
Inventories                                                       42,369               6,366               48,735
Other current assets                                               4,706                 192                4,898
                                                               --------------     --------------      --------------
      Total current assets                                        81,538              11,886               93,424

Property and equipment, net                                        4,037               1,558                5,595
Intangible assets, net                                            36,289                   -               36,289
Other assets                                                       2,619               1,887                4,506
                                                               --------------     --------------      --------------
                                                                $124,483           $  15,331            $ 139,814
                                                               ==============     ==============      ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY



Current notes and installments of long-term debt
                                                                 $10,798           $     413            $  11,211
Book overdrafts                                                    3,233                   -                3,233
Trade accounts payable                                            20,699               2,555               23,254
Income taxes payable                                                   -                  24                   24
Accrued liabilities and other current liabilities                  5,294               1,538                6,832
                                                               --------------     --------------      --------------
      Total current liabilities                                   40,024               4,530               44,554

Long-term debt, excluding current installments
                                                                  83,917                 825               84,742
Accrued retirement benefits                                        2,070                 361                2,431
                                                               --------------     --------------      --------------
      Total liabilities                                          126,011               5,716              131,727
                                                               --------------     --------------      --------------

Common stock subject to put option                                 3,000                   -                3,000

Common stock                                                       9,013                   -                9,013
Other equity (deficit)                                           (13,541)              9,615               (3,926)
                                                               --------------     --------------      --------------
      Total stockholders' equity                                  (4,528)              9,615                5,087
                                                               --------------     --------------      --------------
                                                                $124,483           $  15,331            $ 139,814
                                                               ==============     ==============      ==============


                                    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                         FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                     (In thousands)


                                                                GUARANTOR          NON-GUARANTOR
                                                                SUBSIDIARIES       SUBSIDIARIES         CONSOLIDATED
                                                               --------------     --------------       --------------

Net sales                                                        $   79,611        $   11,198           $   90,809
Cost of goods sold                                                   55,503             7,124               62,627
                                                               --------------     --------------      --------------
      Gross profit                                                   24,108             4,074               28,182

Selling, general, and administrative expenses                        24,125             3,055               27,180
                                                               --------------     --------------      --------------
      Operating income                                                  (17)            1,019                1,002

Interest expense                                                      6,160                73                6,233
Other income (expense), net                                             315                (7)                 308
                                                               --------------     --------------      --------------
      Income (loss) before income taxes                              (5,862)              939               (4,923)

Income tax expense (benefit)                                         (1,792)               29               (1,763)
                                                               --------------     --------------      --------------

      Net income (loss)                                            $ (4,070)       $      910           $   (3,160)
                                                                =============     ==============      ==============

                                    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                         FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                     (In thousands)



                                                                GUARANTOR          NON-GUARANTOR
                                                                SUBSIDIARIES       SUBSIDIARIES         CONSOLIDATED
                                                               --------------     --------------       --------------

Net sales                                                          $ 77,726        $   11,516           $   89,242
Cost of goods sold                                                   53,229             7,987               61,216
                                                               --------------     --------------      --------------
      Gross profit                                                   24,497             3,529               28,026

Selling, general, and administrative expenses                        20,199             2,557               22,756
                                                               --------------     --------------      --------------
      Operating income                                                4,298               972                5,270

Interest expense                                                      5,848                89                5,937
Other income (expense), net                                              36                54                   90
                                                               --------------     --------------      --------------
      Income (loss) before income taxes and                          (1,514)              937                 (577)
          extraordinary item

Income tax expense (benefit)                                           (237)               19                 (218)
                                                               --------------     --------------      --------------

      Income (loss) before extraordinary item                        (1,277)              918                 (359)

Extraordinary loss, net of income tax benefit                        (1,557)                -               (1,557)
                                                               --------------     --------------      --------------

      Net income (loss)                                            $ (2,834)       $      918           $   (1,916)
                                                                =============     ==============      ==============


                                            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                 FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                             (IN THOUSANDS)


                                                                GUARANTOR          NON-GUARANTOR
                                                                SUBSIDIARIES       SUBSIDIARIES         CONSOLIDATED
                                                               --------------     --------------       --------------

Cash flows from operating activities                             $ (5,283)          $     129           $  (5,154)
                                                               --------------     --------------      --------------
Cash flows from investing activities                                 (477)                (27)               (504)
                                                               --------------     --------------      --------------

Cash flows from financing activities:
       Proceeds from debt issuance                                  4,707                   -               4,707
       Principal payment on debt                                      (90)               (206)               (296)
       Other changes                                                  379                   -                 379
                                                               --------------     --------------      --------------
                                                                    4,996                (206)              4,790
                                                               --------------     --------------      --------------
Effect of exchange rates on cash balances                               -                   1                   1
                                                               --------------     --------------      --------------
Net change in cash                                                   (764)               (103)               (867)
Cash at beginning of period                                         1,254                  71               1,325
                                                               --------------     --------------      --------------
Cash at end of period                                            $    490            $    (32)          $     458
                                                               ===============    ==============      ==============


                                    CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                         FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                     (IN THOUSANDS)

                                                                GUARANTOR          NON-GUARANTOR
                                                                SUBSIDIARIES       SUBSIDIARIES         CONSOLIDATED
                                                               --------------     --------------       --------------

Cash flows from operating activities                             $(10,913)           $    637           $ (10,276)
                                                               --------------     --------------      --------------
Cash flows from investing activities:
       Payment for business acquisitions                          (37,290)                                (37,290)
       Other changes                                                 (519)               (220)               (739)
                                                               --------------     --------------      --------------
                                                                  (37,809)               (220)            (38,029)
Cash flows from financing activities:
       Proceeds from debt issuance                                 96,708                   -              96,708
       Extinguishment of debt                                     (41,135)               (205)            (41,340)
       Payment of financing costs                                  (4,006)                  -              (4,006)
       Repurchase and retirement of warrants                       (3,026)                  -              (3,026)
       Other changes                                                  425                   -                 425
                                                               --------------     --------------      --------------
                                                                   48,966                (205)             48,761
                                                               --------------     --------------      --------------
Effect of exchange rates on cash balances                               -                  (7)                 (7)
                                                               --------------     --------------      --------------

Net change in cash                                                    244                 205                 449

Cash at beginning of period                                           343                 539                 882
                                                               --------------     --------------      --------------

Cash at end of period                                            $    587            $    744           $   1,331
                                                               ===============    ==============      ==============


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

RESULTS OF OPERATIONS

           The following table sets forth the percentages that certain income and expense items bear to net sales for the periods indicated.



                                                    SIX MONTHS             THREE MONTHS
                                                   ENDED JUNE 30,          ENDED JUNE 30,
                                                   --------------          --------------
                                                   1998      1997          1998      1997
                                                   ----      ----          ----      ----

Net sales                                         100.0%     100.0%       100.0%    100.0%
Gross profit                                       31.0       31.4         31.5      31.9
Selling, general and administrative expenses       27.9       25.5         28.8      25.0
Restructuring charge                                2.0        0.0          4.0       0.0
Operating income (loss)                             1.1        5.9         (1.4)      7.0
Interest expense                                    6.9        6.7          6.9       6.5
Income tax expense (benefit)                       (1.9)      (0.2)        (2.5)      0.3
Net income (loss)                                  (3.5)      (2.1)        (5.0)      0.3
                                                   =====      =====        =====     ====

           SIX AND THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 1997

           Net sales were $90.8 million in the six months ending June 30, 1998, an increase of $1.6 million, or 1.8%, as compared to the six months ending June 30, 1997. Net sales were $45.9 million in the three months ending June 30, 1998, a decrease of $1.3 million, or 2.8%, as compared to the 1997 period. Macpherson's sales increased 36.0% and 23.8% for the six and three months ended June 30, 1998 over the same periods in 1997, principally attributable to strong sales of a new line of embroidery equipment and the correction in late 1997 of a mechanical deficiency identified in certain equipment in early 1997. Macpherson's increases in sales were partially offset by a decline of 36.1% and 40.6% in the sales of the Company's Clinton operation for the six and three months ended June 30, 1998. Clinton's net sales were negatively affected by a declining screen printing market and the replacement of an existing equipment product line, which impacted market share. Sales for the Company's other operations experienced a decline of 3.7% and 5.0% for the six and three months ended June 30, 1998 over the same period in 1997, principally due to the continued decline in apparel manufacturing in the United States.

           Gross profit in the six months ending June 30, 1998 was $28.2 million, an increase of $0.2 million, or 0.6%, as compared to the same period of 1997. Gross profit for the three months ending June 30, 1998 was $14.5 million, a decrease of $0.6 million or 4.0% as compared to the same period in 1997. As a percentage of net sales, gross profit in the six and three months ending June 30, 1998 was 31.0% and 31.5%, as compared with 31.4% and 31.9% in the same periods in 1997. The decrease in gross profit percentage was primarily attributable to Clinton. Clinton's margins were affected by a $0.3 million charge in connection with the restructuring described in Note 4 of the accompanying unaudited consolidated financial statements.

           Selling, general and administrative expenses in the six months ending June 30, 1998 were $25.3 million, an increase of $2.6 million, or 11.3%, as compared to the same period of 1997. Such expenses were $13.2 million in the three months ended June 30, 1998, an increase of $1.5 million, or 12.4%, as compared to the same period in 1997. As a percentage of the net sales, such expenses increased to 27.9% and 28.8% for the six and three months ending June 30, 1998 from 25.5% and 25.0% in the same periods of 1997. The increase in expenses as a percentage of sales was principally a result of increased costs as the Company continues to expand in Latin America, fixed overhead costs at the Company's Clinton operation that did not decline in proportion to lower sales at Clinton and a $0.6 million charge for bad debts in connection with the Clinton restructuring described in Note 4 of the accompanying unaudited consolidated financial statements. As a result of the Clinton restructuring, the Company accrued severance payments and other related costs of approximately $1.9 million in the three months ended June 30, 1998.

           In the six months and three months ending June 30, 1998 the Company had operating income of $1.0 million and an operating loss of $0.6 million, respectively, a decrease of $4.3 million, or 81.0%, and $3.9 million, or 118.9%, as compared to the same periods of 1997. As a percentage of net sales, operating income was 1.1% for the six months ended June 30, 1998, as compared to 5.9% in the same period of 1997. The decreases were attributable to the factors discussed above.

           During June 1998, the Company effected a restructuring with respect to its Clinton Management Corp. and Clinton Machinery Corp. subsidiaries (together "Clinton"), principally involving the departure from the Company of the former shareholders of Clinton and certain other employees. The Company has taken a charge of $2.8 million in the second quarter, principally with respect to severance payments, as well as for the impairment of certain inventory and accounts receivable. Of this amount, $1.9 million has been reflected as a restructuring charge, $0.6 million has been charged to selling, general and administrative expense and $0.3 million has been charged to cost of goods sold. As part of the restructuring, the Company's obligations arising from its original purchase of Clinton have been revised to reduce the contingent payments for each of the years 1998, 1999 and 2000 from 35% of Clinton's operating income, as defined, to 10% thereof and to eliminate the former Clinton shareholders' option to put 100,000 shares of the Company's Class A common stock to the Company at $30 per share.

           Interest expense was $6.2 million and $3.2 million in the six and three months ending June 30, 1998, respectively, an increase of $0.3 million, or 5.0%, and $0.1 million, or 4.2%, as compared to the same periods in 1997. The increase in interest expense was a result of higher borrowings in 1998 over the same period in 1997.

           Income tax benefit for the six and three months ended June 30, 1998 was $1.8 million and $1.2 million, respectively. The Company's effective tax rate was 35.8% and 33.5% in the six and three months ending June 30, 1998, as compared to 37.8% and 48.9% in the same periods of 1997.

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

           Net loss for the six and three months ended June 30, 1998 was $3.2 and $2.3 million compared to a net loss of $1.9 million and net income of $0.1 million in the same periods of 1997. The decrease was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has funded its working capital requirements, capital expenditures and acquisitions from cash provided by operations, borrowings under its credit facilities and proceeds from the issuance of debt and equity securities.

           At June 30, 1998, the Company had outstanding indebtedness of $100.5 million and cash of $0.5 million. In addition, approximately $5.1 million was available for borrowings under the Company's Credit Agreement. At June 30, 1998, the Company was not in compliance with various covenants in its Credit Agreement, which noncompliance was waived on August 13, 1998. In addition, the maximum permitted borrowings under the Credit Agreement will be revised from 85% to 84%, 83% and 82% of eligible accounts receivable, effective October 1, November 1 and December 1, 1998, respectively.

           The Company's capital expenditures during the first six months of 1998 aggregated approximately $0.5 million. Such expenditures were primarily for computer, office and warehouse equipment and improvements.

           Net cash used in the Company's operating activities was $5.2 million during the first six months of 1998 principally due to working capital changes. Net cash provided by financing activities during the first six months of 1998 aggregated $4.8 million.

NEW ACCOUNTING STANDARD

           Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes revised standards for the manner in which public business enterprises report information about operating segments. The Company does not believe that this Statement will
significantly  alter  the  disclosures  it  currently  provides.   This
Statement is effective for fiscal years beginning after December 15, 1997.

YEAR 2000 ISSUE

           The Company is in the process of assessing the Year 2000 issue and the estimated costs necessary for the Company's remediation plan. The Company plans to remediate all Year 2000 issues during 1998 and does not expect remediation costs to have a material impact on results of operations, liquidity and capital resources.

FORWARD-LOOKING STATEMENTS

           Statements made in this Form 10-Q for the six and three months ended June 30, 1998 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings, including under the caption "Certain Factors that May Affect Results of Operations" in the Company's Form 10-K filed for the year ended December 31, 1997.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             EXHIBIT NO.                    DESCRIPTION

             27.1                           Financial Data Schedule (filed with
                                            EDGAR only)

      (b)    Reports on Form 8-K

             During the six months ended June 30, 1998, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

           Pursuant to the requirements of the Securities  Exchange Act of 1934,

the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WILLCOX & GIBBS, INC.
                                              (Registrant)


Date  August 14, 1998                         By    /S/ JOHN K. ZIEGLER, JR.
                                                ----------------------------
                                                John K. Ziegler, Jr.
                                                Vice President
                                                and Chief Financial Officer