Form 10-Q
period 1998-09-30
WILLCOX & GIBBS INC /DE
filed 1998-11-17
CIK 1037070

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998
Commission file number 333-24507

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


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      DATE                           CLASS                   SHARES OUTSTANDING
      ----                           -----                   ------------------

September 30, 1998                Common Stock                   1,001,319

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I - Financial Information                                              PAGE
                                                                            ----

          Consolidated  Balance Sheets (Unaudited) at September 30, 1998
               and December 31, 1997                                          3

          Consolidated Statements of Operations (Unaudited) for the Nine
               Months and  Three Months Ended September 30, 1998 and 1997     5

          Consolidated Statements of Cash Flows (Unaudited) for the Nine
               Months Ended September 30, 1998 and 1997                       6

          Notes to Unaudited Consolidated Financial Statements                8

          Management's  Discussion  and Analysis of Financial Condition
               and Results of Operations                                     15

PART II - Other Information                                                  20

Signature                                                                    21


                                           WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                             ASSETS                                       September 30,          December 31,
                                                                              1998                   1997
                                                                           ---------              ---------
                                                                           (Unaudited)

Current Assets:
      Cash                                                                  $  1,328            $    1,325
      Accounts receivable, less allowance for doubtful
          accounts of $4,890 in 1998 and $4,315 in 1997                       34,702                38,466
      Inventories                                                             45,737                48,735
      Prepaid expenses and other current assets                                3,596                 3,496
      Deferred income taxes                                                    1,521                 1,402
                                                                           ---------             ---------
           Total current assets                                               86,884                93,424

Property and equipment, net                                                    5,237                 5,595
Deferred financing costs, less accumulated amortization of
      $1,138 in 1998 and $650 in 1997                                          3,566                 3,903
Intangible assets, less accumulated amortization of $1,687
      in 1998 and $1,060 in 1997                                              31,759                32,386
Deferred income taxes                                                          1,195                 1,313
Other assets                                                                   5,886                 3,193
                                                                           ---------             ---------
                                                                           $ 134,527             $ 139,814
                                                                           =========             =========


          See accompanying notes to unaudited consolidated financial statements.


                                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


      LIABILITIES AND STOCKHOLDERS' EQUITY                             September 30,    December 31,
                                                                            1998           1997
                                                                         --------       ----------
                                                                       (Unaudited)

Current Liabilities:
      Revolving line of credit                                          $  15,643          $10,617
      Book overdrafts                                                       3,248            3,233
      Current installments of long-term debt                                  607              594
      Trade accounts payable                                               17,167           23,254
      Accrued liabilities and other current liabilities                     9,427            6,856
                                                                         --------       ----------
           Total current liabilities                                       46,092           44,554

Accrued retirement benefits                                                 2,186            2,431
Long-term debt, excluding current installments                             84,578           84,742
                                                                         --------       ----------
           Total liabilities                                              132,856          131,727
                                                                         --------       ----------

Common stock subject to put option                                             --            3,000
Stockholders' Equity:
      Common stock:
        Class A, $10 stated value.  Authorized 1,500,000
             shares; issued and outstanding 1,187,396 in 1998
             and 1,001,319 in 1997                                         11,874            9,013
        Class B, no par value.  Authorized 250,000 shares;
             none issued                                                       --               --
        Class C, no par value.  Authorized 250,000 shares;
             none issued                                                       --               --
      Class A common stock subscriptions receivable                          (326)            (379)
      Accumulated deficit                                                  (9,942)          (3,624)
      Accumulated other comprehensive income  - cumulative
        translation adjustments                                                65               77
                                                                         --------       ----------
        Total stockholders' equity                                          1,671            5,087
                                                                         --------       ----------
                                                                         $134,527       $  139,814
                                                                         ========       ==========


          See accompanying notes to unaudited consolidated financial statements.



                          WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         UNAUDITED


                                                                     Nine Months Ended             Three Months Ended
                                                                -------------------------       -------------------------
                                                                       September 30,                  September 30,
                                                                -------------------------       -------------------------
                                                                   1998           1997             1998            1997
                                                                ---------       ---------       ---------       ---------

  Net sales                                                     $ 132,937       $ 135,671       $  42,128       $  46,429
   Cost of goods sold                                              90,869          93,489          28,556          32,607
                                                                ---------       ---------       ---------       ---------
        Gross profit                                               42,068          42,182          13,572          13,822

  Selling, general, and administrative expenses                    37,894          35,004          12,250          11,915
  Restructuring charge                                              1,850              --              --              --
                                                                ---------       ---------       ---------       ---------
        Operating income                                            2,324           7,178           1,322           1,907

  Interest expense                                                 (9,445)         (9,092)         (3,212)         (3,155)
  Other income, net                                                   327             192              19             102
                                                                ---------       ---------       ---------       ---------
        Loss before income taxes and extraordinary item            (6,794)         (1,722)         (1,871)         (1,146)

  Income tax expense (benefit)                                        (11)           (631)          1,752            (413)
                                                                ---------       ---------       ---------       ---------

        Loss before extraordinary item                             (6,783)         (1,091)         (3,623)           (733)

  Extraordinary loss, net of income tax benefit                        --          (1,557)             --              --

        Net loss                                                $  (6,783)      $  (2,648)      $  (3,623)      $    (733)
                                                                =========       =========       =========       =========

  Basic and diluted loss per common share and common share equivalent:

        Loss before extraordinary item                          $   (6.81)      $   (1.13)      $   (3.62)      $   (0.75)

        Extraordinary item, net                                        --           (1.60)             --              --
                                                                ---------       ---------       ---------       ---------

          Net loss per share                                    $   (6.81)      $   (2.73)      $   (3.62)      $   (0.75)
                                                                =========       =========       =========       =========

        Weighted average number of common
          shares and common share equivalents:
                Basic                                                 995             968           1,001             976
                                                                =========       =========       =========       =========
                Diluted                                               995             968           1,001             976
                                                                =========       =========       =========       =========


                  See accompanying notes to unaudited consolidated financial statements.



                          WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)
                                         UNAUDITED


                                                                                 For the Nine Months Ended
                                                                                         September 30,
                                                                               -----------------------------
                                                                                  1998                 1997
                                                                               --------             --------
Cash flows from operating activities:
      Net loss                                                                 $ (6,783)            $ (2,648)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                          1,001                  884
           Provision for losses on accounts receivable                              561                  830
           Amortization of intangible assets                                        627                  628
           Amortization of deferred financing costs                                 488                  458
           Amortization of debt discount                                            159                  158
           Deferred income taxes                                                     --                  205
           Extraordinary loss on debt extinguishment, net                            --                1,557
           Changes in  operating  assets  and  liabilities,  net  of
                effect  of business acquisitions:
                  Trade accounts receivable                                       3,191               (7,090)
                  Inventories                                                     2,987                4,117
                  Prepaid expenses and other current assets                        (100)                 861
                  Other assets                                                   (2,071)              (1,417)
                  Income taxes payable                                              (21)              (1,280)
                  Trade accounts payable and other liabilities                   (4,338)              (6,184)
                                                                               --------             --------
           Net cash used in operating activities                                 (4,299)              (8,921)
                                                                               --------             --------

Cash flows from investing activities:
      Capital expenditures                                                         (675)              (1,256)
      Proceeds from sale of property and equipment                                   41                   58
      Payment for business acquisitions, net of cash acquired                        --              (37,690)
                                                                               --------             --------
           Net cash used in investing activities                                   (634)             (38,888)
                                                                               --------             --------

     See accompanying notes to unaudited consolidated financial statements.



                           WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (DOLLARS IN THOUSANDS)
                                          UNAUDITED


                                                                                 For the Nine Months Ended
                                                                                         September 30,
                                                                               ------------------------------
                                                                                  1998                  1997
                                                                               --------             ---------
                                                                                         (Unaudited)

Cash flows from financing activities:
      Net proceeds from revolving line of credit                                $  5,026            $  12,488
      Increase (decrease) in book overdrafts                                          15                 (224)
      Principal payments on long-term debt                                          (342)                (203)
      Proceeds from debt issued in business acquisitions                              --               83,980
      Extinguishment of debt                                                          --              (41,137)
      Payment of financing costs                                                    (151)              (4,196)
      Repurchase and retirement of warrants                                           --               (3,026)
      Proceeds from common stock issued to Company ESOP                              379                  425
                                                                                --------             --------
           Net cash provided by financing activities                               4,927               48,107
                                                                                --------             --------

Effect of exchange rate changes on cash                                                9                  (25)
                                                                                --------             --------

      Net increase in cash                                                             3                  273
Cash at beginning of period                                                        1,325                  882
                                                                                --------             --------
Cash at end of period                                                           $  1,328             $  1,155
                                                                                ========            =========
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
           Interest                                                             $  6,167             $  5,792
                                                                                ========            =========
           Income taxes                                                         $     11             $    275
                                                                                ========            =========

                    See accompanying notes to unaudited consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Willcox & Gibbs, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.    ACQUISITION

      Effective January 3, 1997, the Company acquired all the outstanding capital stock of Macpherson Meistergram, Inc. ("Macpherson") for $24,000,000 in cash and the assumption of approximately $6,100,000 of indebtedness and
$6,400,000 of trade payables. Macpherson is primarily engaged in the distribution of embroidery equipment and supplies to the apparel industry.

3.    REFINANCING

      Effective January 3, 1997, the Company issued $85,000,000 principal amount of 12.25% Series A senior notes which are due in December 2003. The Company used the proceeds, in part, to repay approximately $40,952,000 of its indebtedness, to redeem common stock warrants for a total of $3,026,000, and to finance the Macpherson acquisition.

4.    CLINTON RESTRUCTURING

      During June 1998, the Company effected a restructuring with respect to its Clinton Management Corp. and Clinton Machinery Corp. subsidiaries (together "Clinton"), principally involving the departure from the Company of the former shareholders of Clinton and certain other employees. The Company has taken a charge of $2.8 million in the second quarter of 1998, principally with respect to severance payments, as well as for the impairment of certain inventory and accounts receivable. Of this amount, $1.9 million has been reflected as a restructuring charge, $0.6 million has been charged to selling, general and administrative expense and $0.3 million has been charged to cost of goods sold. As part of the restructuring, the Company's obligations arising from its original purchase of Clinton have been revised to reduce the contingent payments for each of the years 1998, 1999 and 2000 from 35% of Clinton's operating income, as defined, to 10% thereof and to eliminate the former Clinton shareholders' option to put 100,000 shares of the Company's Class A common stock to the Company at $30 per share. The Company is monitoring the effects of the Clinton restructuring and may take further action intended to improve the Company's results attributable to Clinton.

5.    PENSION PLAN

      On May 21, 1998, the Board of Directors of the Company approved amendments to the WG Apparel, Inc. Retirement Plan, effective July 31, 1998, providing that no employees shall become a participant in the Plan after such date and that no participant's accrued benefits under the Plan shall increase after such date.

6.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted income
(loss) per share, before extraordinary item, for the nine and three months ended September 30, 1998 and 1997:


                                                                      Nine Months Ended                 Three Months Ended
                                                                        September 30,                      September 30,
                                                               -----------------------------      ---------------------------
                                                                    1998             1997             1998             1997
                                                               ------------      -----------      ------------     ----------
  Numerator for basic and diluted loss

     per share                                                 $ (6,783,325)     $ (2,647,92)     $ (3,622,963)    $ (732,443)
                                                               ============      ===========      ============     ==========
  Denominator for basic and diluted loss
     per share-weighted-average shares
     outstanding                                                    995,705          968,577         1,001,319        976,055
                                                               ============      ===========      ============     ==========

  Loss per share - basic                                       $     (6.81)      $    (2.73)      $      (3.62)      $  (0.75)
                                                               ============      ===========      ============     ==========

  Loss per share - diluted                                     $     (6.81)      $    (2.73)      $      (3.62)      $  (0.75)
                                                               ============      ===========      ============     ==========


      Employee stock options and warrants which were outstanding were excluded from the computation since the effect would be antidilutive.

7.    COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes items that are required to be recognized under accounting standards as components of comprehensive income. Statement 130 requires, among other things, that an enterprise report a total for comprehensive income in financial statements of interim periods issued to shareholders. For the three and nine month periods ended September 30, 1998 and 1997, the Company's consolidated comprehensive income does not differ materially from the consolidated net loss set forth in the accompanying consolidated statements of operations.

8.    GUARANTOR SUBSIDIARIES

      Set forth below are condensed consolidating financial statements of the subsidiaries of the Company that have fully and unconditionally, jointly and severally guaranteed the Company's 12 1/4% Senior Notes (the "Guarantor

Subsidiaries") and the non-guarantor subsidiaries of the Company (the "Non-Guarantor Subsidiaries"). As of September 30, 1998, the Guarantor Subsidiaries were WG Apparel, Inc., Leadtec Systems, Inc., J&E Sewing Supplies, Inc., W&G Daon, Inc. W&G Tennessee Imports, Inc., Clinton Management Corp., Clinton Machinery Corporation, Clinton Leasing Corp., Clinton Equipment Corp., Macpherson Meistergram, Inc. and Paradise Color Incorporated, and the Non-Guarantor Subsidiaries were Willcox & Gibbs, Ltd., Sunbrand S.A. de C.V., Sunbrand Caribe S.A., Allied Machine Parts Ltd., M.E.C. (Sewing Machine Limited), Unity Sewing Supply Company (UK) Limited, Allide Machine Parts Limited, Natyork Limited, Forest Needle Company Limited, Morris & Ingram (Textiles) Limited, Eildon Electronics Limited, Geoffrey E. Macpherson Canada, Inc., Embroidery Leasing Corporation, Sunbrand de Colombia, Unity de Colombia and Clinton de Mexico. The Guarantor Subsidiaries are wholly owned by the Company, and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each Guarantor Subsidiary and eliminating entries have not been included because management has determined that they are not material to investors.


                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                                   GUARANTOR           NON-GUARANTOR
           ASSETS                                                 SUBSIDIARIES          SUBSIDIARIES      CONSOLIDATED
                                                                  ------------          ------------      ------------

  Cash                                                             $   1,313           $      15          $   1,328
  Accounts receivable, net                                            27,484               7,218             34,702
  Inventories                                                         32,503              13,234             45,737
  Other current assets                                                 4,805                 312              5,117
                                                                   ---------           ---------          ---------
        Total current assets                                          66,105              20,779             86,884
  Property and equipment, net                                          3,716               1,521              5,237
  Intangible assets, net                                              35,325                  --             35,325
  Other assets                                                         3,783               3,298              7,081
                                                                   ---------           ---------          ---------
                                                                   $ 108,929           $  25,598          $ 134,527
                                                                   =========           =========          =========


           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current borrowings                                               $  15,825           $     425          $  16,250
  Book overdrafts                                                      3,103                 145              3,248
  Trade accounts payable                                              12,023               5,144             17,167
  Accrued liabilities and other current liabilities
                                                                       8,217               1,210              9,427
                                                                   ---------           ---------          ---------
        Total current liabilities                                     39,168               6,924             46,092

  Long-term debt, excluding current installments
                                                                      83,940                 638             84,578
  Accrued retirement benefits                                          2,000                 186              2,186
                                                                   ---------           ---------          ---------
        Total liabilities                                            125,108               7,748            132,856

  Intercompany, net                                                   (9,549)              9,549                 --

  Common stock                                                        11,874                  --             11,874
  Other equity (deficit)                                             (18,504)              8,301            (10,203)
                                                                   ---------           ---------          ---------
        Total stockholders' equity                                    (6,630)              8,301              1,671
                                                                   ---------           ---------          ---------
                                                                   $ 108,929           $  25,598          $ 134,527
                                                                   =========           =========          =========


                                              CONDENSED CONSOLIDATING BALANCE SHEETS
                                                         DECEMBER 31, 1997
                                                           (IN THOUSANDS)

                                                                   GUARANTOR          NON-GUARANTOR
           ASSETS                                                 SUBSIDIARIES         SUBSIDIARIES      CONSOLIDATED
                                                                  ------------         ------------      ------------

  Cash                                                            $   1,254           $      71          $   1,325
  Accounts receivable, net                                           32,067               6,399             38,466
  Inventories                                                        42,370               6,365             48,735
  Other current assets                                                4,730                 168              4,898
                                                                  ---------           ---------          ---------
        Total current assets                                         80,421              13,003             93,424

  Property and equipment, net                                         4,037               1,558              5,595
  Intangible assets, net                                             36,289                  --             36,289
  Other assets                                                        2,361               2,145              4,506
                                                                  ---------           ---------          ---------

                                                                  $ 123,108           $  16,706          $ 139,814
                                                                  =========           =========          =========


           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current borrowings                                              $  10,798           $     413          $  11,211
  Book overdrafts                                                     3,233                  --              3,233
  Trade accounts payable                                             22,563                 691             23,254
  Accrued liabilities and other current liabilities
                                                                      5,319               1,537              6,856
                                                                  ---------           ---------          ---------
        Total current liabilities                                    41,913               2,641             44,554

  Long-term debt, excluding current installments
                                                                     83,917                 825             84,742
  Accrued retirement benefits                                         2,245                 186              2,431
                                                                  ---------           ---------          ---------
        Total liabilities                                           128,075               3,652            131,727
                                                                  ---------           ---------          ---------

  Common stock subject to put option                                  3,000                 --               3,000

  Intercompany, net                                                  (5,627)              5,627                 --
  Common stock                                                        9,013                  --              9,013
  Other equity (deficit)                                            (11,353)              7,427             (3,926)
                                                                  ---------           ---------          ---------
        Total stockholders' equity                                   (2,340)              7,427              5,087
                                                                  ---------           ---------          ---------
                                                                  $ 123,108           $  16,706          $ 139,814
                                                                  =========           =========          =========


                     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                      (IN THOUSANDS)

                                                       GUARANTOR        NON-GUARANTOR
                                                      SUBSIDIARIES      SUBSIDIARIES    CONSOLIDATED
                                                      ------------      ------------    ------------

  Net sales                                           $ 115,534         $ 17,403         $ 132,937
                                                      ------------      ------------    ------------
  Cost of goods sold                                     79,279           11,590            90,869
        Gross profit                                     36,255            5,813            42,068

  Selling, general, and administrative expenses          34,958            4,786            39,744
                                                      ------------      ------------    ------------
        Operating income                                  1,297            1,027             2,324

  Interest expense                                       (9,337)           (108)            (9,445)
  Other income (expense), net                               475            (148)               327
                                                      ------------      ------------    ------------
        Income (loss) before income taxes                (7,565)            771             (6,794)

  Income tax expense (benefit)                                1            (12)               (11)

                                                      ------------      ------------    ------------
        Net income (loss)                             $  (7,566)        $   783          $  (6,783)
                                                      ============      ============    ============


                     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                      (IN THOUSANDS)

                                                       GUARANTOR       NON-GUARANTOR
                                                      SUBSIDIARIES     SUBSIDIARIES    CONSOLIDATED
                                                      ------------     ------------    ------------

  Net sales                                           $ 118,830         $ 16,841         $ 135,671
  Cost of goods sold                                     81,873           11,616            93,489
                                                      ------------     ------------    ------------
        Gross profit                                     36,957            5,225            42,182

  Selling, general, and administrative expenses          31,053            3,951            35,004
                                                      ------------     ------------    ------------
        Operating income                                  5,904            1,274             7,178

  Interest expense                                       (8,955)           (137)           (9,092)
  Other income, net                                         113              79               192
                                                      ------------     ------------    ------------
        Income (loss) before income taxes and            (2,938)          1,216            (1,722)
            extraordinary item

  Income tax expense (benefit)                             (635)              4              (631)
                                                      ------------     ------------    ------------

        Income (loss) before extraordinary item          (2,303)          1,212            (1,091)

  Extraordinary loss, net of income tax benefit          (1,557)             --            (1,557)
                                                      ------------     ------------    ------------

        Net income (loss)                             $  (3,860)        $ 1,212        $   (2,648)
                                                      ============     ============    ============


                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                      (IN THOUSANDS)

                                                    GUARANTOR       NON-GUARANTOR
                                                   SUBSIDIARIES     SUBSIDIARIES    CONSOLIDATED
                                                   ------------     ------------    ------------
    Cash flows from operating activities           $ (4,488)        $    189         $ (4,299)
                                                   ------------     ------------    ------------
    Cash flows from investing activities               (589)             (45)            (634)
                                                   ------------     ------------    ------------

    Cash flows from financing activities:
           Proceeds from borrowings                   5,041               --            5,041
           Principal payment on debt                   (133)            (209)            (342)
           Payment for financing costs                 (151)              --             (151)
           Other changes                                379               --              379
                                                   ------------     ------------    ------------

                                                      5,136             (209)           4,927
    Effect of exchange rates on cash balances            --                9                9
                                                   ------------     ------------    ------------
    Net change in cash                                   59              (56)               3
    Cash at beginning of period                       1,254               71            1,325
                                                   ------------     ------------    ------------
    Cash at end of period                          $  1,313         $     15         $  1,328
                                                   ============     ============    ============



                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                      (IN THOUSANDS)

                                                    GUARANTOR       NON-GUARANTOR
                                                   SUBSIDIARIES     SUBSIDIARIES    CONSOLIDATED
                                                   ------------     ------------    ------------
  Cash flows from operating activities             $ (9,398)        $    477          $ (8,921)
                                                   ------------     ------------    ------------
  Cash flows from investing activities:
         Payment for business acquisitions          (37,690)              --           (37,690)
         Other changes                                 (978)            (220)           (1,198)
                                                   ------------     ------------    ------------
                                                    (38,668)            (220)          (38,888)
                                                   ------------     ------------    ------------
  Cash flows from financing activities:
         Proceeds from borrowings                    96,244               --            96,244
         Extinguishment of debt                     (41,135)            (205)          (41,340)
         Payment of financing costs                  (4,196)              --            (4,196)
         Repurchase and retirement of warrants       (3,026)              --            (3,026)
         Other changes                                  425               --               425
                                                   ------------     ------------    ------------
                                                     48,312             (205)           48,107
  Effect of exchange rates on cash balances             --               (25)              (25)
                                                   ------------     ------------    ------------
  Net change in cash                                    246               27               273
  Cash at beginning of period                           343              539               882
                                                   ------------     ------------    ------------
  Cash at end of period                            $    589         $    566          $  1,155
                                                  =============     ============    ============

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

      The Company currently operates through six principal business units: (i) its Sunbrand division ("Sunbrand"), which is a distributor of replacement parts, supplies and specialized equipment to manufacturers of apparel and other sewn products; (ii) its Unity Sewing Supply Co. division ("Unity"), which is a wholesale distributor to dealers of replacement parts and supplies for use by the apparel and other sewn products industry; (iii) its Willcox & Gibbs, Ltd. ("W&G, Ltd.") subsidiary, which is a distributor to manufacturers and dealers in the United Kingdom and Europe of replacement parts and supplies for use by the apparel and other sewn products industry; (iv) its Clinton subsidiaries
("Clinton"), which distribute screen printing equipment and supplies for the apparel industry; (v) its Leadtec Systems, Inc. ("Leadtec") subsidiary, which develops and supplies computer-based production planning and control systems for the apparel industry; and (vi) its Macpherson Meistergram, Inc. ("Macpherson") subsidiary which distributes embroidery equipment and supplies used in the apparel industry.

RESULTS OF OPERATIONS

      The following table sets forth the percentages that certain income and expense items bear to net sales for the periods indicated.

                                                       NINE MONTHS            THREE MONTHS
                                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30
                                                   -------------------     ------------------
                                                      1998      1997          1998     1997
                                                   --------- ---------     ---------  -------

  Net sales                                        100.0%    100.0%         100.0%    100.0%
  Gross profit                                      31.6      31.1           32.2      29.8
  Selling, general and administrative expenses      28.5      25.8           29.1      25.7
  Restructuring charge                               1.4       0.0            0.0       0.0
  Operating income                                   1.7       5.3            3.1       4.1
  Interest expense                                   7.1       6.7            7.6       6.8
  Income tax expense (benefit)                      (0.0)     (0.5)           4.2      (0.9)
  Net loss                                          (5.1)     (2.0)          (8.6)     (1.6)
                                                    ====      ====           ====      ====

      NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997

      Net sales were $132.9 million in the nine months ending September 30, 1998, a decrease of $2.7 million, or 2.0%, as compared to the nine months ending September 30, 1997. Net sales were $42.1 million in the three months ending September 30, 1998, a decrease of $4.3 million, or 9.3%, as compared to the 1997 period. Macpherson's sales increased 16.1% and decreased 13.8% for the nine and three months ended September 30, 1998 over the same periods in 1997. The decline in Macpherson's third quarter sales was attributable to a delay in deliveries of a new line of embroidery equipment introduced in early September. Clinton's sales declined by 35.6% and 34.4% for the nine and three months ended September 30, 1998. Clinton's net sales were negatively affected by a declining screen printing market and the replacement of an existing equipment product line, which impacted market share. Sales for the Company's other operations experienced a decline of 2.1% and an increase of 1.3% for the nine and three months ended September 30, 1998 over the same period in 1997. The decreases for the nine month period is due to the continued decline in apparel manufacturing in the United States.

      Gross profit in the nine months ending September 30, 1998 was $42.1 million, a decrease of $0.1 million, or 0.3%, as compared to the same period of 1997. Gross profit for the three months ending September 30, 1998 was $13.6 million, a decrease of $0.2 million or 1.8% as compared to the same period in 1997. As a percentage of net sales, gross profit in the nine and three months ending September 30, 1998 was 31.6% and 32.2%, as compared with 31.1% and 29.8% in the same periods in 1997. The increase in gross profit percentage for the nine and three month period was primarily attributable to the decline in Clinton's sales which historically have had lower gross profit margins than the rest of the Company.

      Selling, general and administrative expenses in the nine months ending September 30, 1998 were $37.9 million, an increase of $2.9 million, or 8.3%, as compared to the same period of 1997. Such expenses were $12.3 million in the three months ended September 30, 1998, an increase of $0.3 million, or 2.8%, as compared to the same period in 1997. As a percentage of the net sales, such expenses increased to 28.5% and 29.1% for the nine and three months ending September 30, 1998 from 25.8% and 25.7% in the same periods of 1997. The increase in expenses as a percentage of sales was principally a result of increased costs as the Company continues to expand in Latin America, fixed overhead costs that did not decline in proportion to lower sales and, for the nine month period, certain charges relating to the restructuring of Clinton described below.

      In the nine months and three months ending September 30, 1998 the Company had operating income of $2.3 million and $1.3 million, respectively, a decrease of $4.9 million, or 67.6%, and $0.6 million, or 30.7%, as compared to the same periods of 1997. As a percentage of net sales, operating income was 1.7% for the nine months ended September 30, 1998, as compared to 5.3% in the same period of 1997. The decreases were attributable to the factors discussed above.

      During June 1998, the Company effected a restructuring with respect to Clinton, principally involving the departure from the Company of the former shareholders of Clinton and certain other employees. The Company has taken a charge of $2.8 million in the second quarter, principally with respect to severance payments, as well as for the impairment of certain inventory and accounts receivable. Of this amount, $1.9 million has been reflected as a restructuring charge, $0.6 million has been charged to selling, general and administrative expense and $0.3 million has been charged to cost of goods sold. As part of the restructuring, the Company's obligations arising from its original purchase of Clinton have been revised to reduce the contingent payments for each of the years 1998, 1999 and 2000 from 35% of Clinton's operating income, as defined, to 10% thereof and to eliminate the former Clinton shareholders' option to put 100,000 shares of the Company's Class A common stock to the Company at $30 per share. The Company is monitoring the effects of the Clinton restructuring and may take further action intended to improve the Company's results attributable to Clinton.

      Interest expense was $9.4 million and $3.2 million in the nine and three months ending September 30, 1998, respectively, an increase of $0.3 million, or 3.8%, and unchanged, as compared to the respective periods in 1997. The increase in interest expense was a result of higher borrowings in 1998 over the same period in 1997.

      The Company recorded an income tax benefit of $1.8 million during the six months ended June 30, 1998. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Since operating profits continue to be lower than forecasts and as a result of operational difficulties and higher than expected expenses at Clinton, management believes that a valuation allowance is required, since sufficient uncertainty exists regarding the realizability of net deferred tax assets. As a result, the Company has recorded income tax expense of $1.8 million during the three months ended September 30, 1998, which will result in a nominal tax benefit for the nine months ended September 30, 1998. If the Company is unable to generate sufficient taxable income in the future through operations, further increases in the valuation allowance will be required through a charge to income.

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

      Net loss for the nine and three months ended September 30, 1998 was $6.8 million and $3.6 million compared to a net loss of $2.6 million and $0.7 million in the same periods of 1997. The decrease was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its working capital requirements, capital expenditures and acquisitions from cash provided by operations, borrowings under its credit facilities and proceeds from the issuance of debt and equity securities.

      As a result of the decline in the Company's results of operations in 1998, the Company may not generate sufficient cash from operations to pay the interest payment on the Senior Notes due December 15, 1998. The Company has been actively exploring new sources of debt financing, including financing sufficient to make such interest payment, and the possible restructuring of its existing debt. The Company has engaged a financial advisory firm to assist in implementing such new financing and restructuring. However, no assurance can be given that the Company will be able to consummate any such new financing or restructuring. If the Company fails to make such interest payment by January 15, 1999, the holders of Senior Notes may seek to exercise remedies against the Company. In addition, at September 30, 1998, the Company was not in compliance with various covenants in its Credit Agreement. The lender under the Credit Agreement has waived such noncompliance, but has required in connection with such waiver that borrowings thereunder not be used to make payments on the Senior Notes. The Company expects that it will not be in compliance as of December 31, 1998 with covenants under the Credit Agreement. If the Company is unable to conclude successfully its plans for new financing and restructuring and defaults in its obligations with respect to the Senior Notes or the Credit Agreement, its existing lenders may seek to exercise remedies against the Company. In such circumstances, the Company may be required to seek reorganization under the Bankruptcy Code.

      At September 30, 1998, the Company had outstanding indebtedness of $104.1 million and cash of $1.3 million. In addition, approximately $1.9 million was available for borrowings under the Company's Credit Agreement. The Company has agreed to reduce the maximum permitted borrowings under the Credit Agreement from 85% to 84%, 83% and 82% of eligible accounts receivable, effective October 1, November 1 and December 1, 1998, respectively. In addition, loans under the Credit Agreement bear interest at a rate per annum of 2.75% above the lender's prime rate, effective November 1, 1998.

      The Company's capital expenditures during the first nine months of 1998 aggregated approximately $0.7 million. Such expenditures were primarily for computer, office and warehouse equipment and improvements.

      Net cash used in the Company's operating activities was $4.3 million during the first nine months of 1998 principally due to working capital changes. Net cash provided by financing activities during the first nine months of 1998 aggregated $4.9 million.

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

YEAR 2000 ISSUE

      Many existing computer programs use only the last two digits to define a year and do not take account of the change in century that will occur in the year 2000. If this problem is not corrected, computer applications could fail or create mistakes. As a result, the Company established a Year 2000 project team in 1998 to assess its Year 2000 risks and to recommend necessary remedial action. The project scope includes both information technology and computer based embedded technology. The project team has focused its efforts on information systems software and hardware, and third-party relationships. The Company does not expect remediation costs to have a material impact on its results of operations or liquidity.

      The Company believes that its internal systems and equipment will be Year 2000 compliant in a timely manner, although there can be no assurance that the Company's systems or equipment will not encounter problems. In addition, the Company cannot predict whether systems of third parties will be Year 2000 compliant in a timely manner. The implementation of the Company's new business systems and completion of the Year 2000 project as scheduled will reduce the possibility of significant interruptions of normal operations. The Company believes its most reasonably likely worst case scenario is that disruption of its distribution system would occur, through product delays from suppliers or delayed orders from customers, which could result in the reduction of the Company's operations. The Company has not developed a specific Year 2000 contingency plan. Contingency plans will be addressed as additional information is available regarding the Company's remediation and testing steps and the status of third-party Year 2000 readiness.

FORWARD-LOOKING STATEMENTS

      Statements made in this Form 10-Q for the nine and three months ended September 30, 1998 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings, including under the caption "Certain Factors that May Affect Results of Operations" in the Company's Form 10-K filed for the year ended December 31, 1997.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          EXHIBIT NO.                     DESCRIPTION
          -----------                     -----------

          27.1                            Financial  Data  Schedule (filed  with
                                          EDGAR only)


    (b)   Reports on Form 8-K

          During the nine months ended September 30, 1998, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WILLCOX & GIBBS, INC.
                                              (Registrant)


Date    November 16, 1998                     By /S/ JOHN K. ZIEGLER, JR.
                                                 ----------------------------
                                                 John K. Ziegler, Jr.
                                                 Vice President
                                                 and Chief Financial Officer