Form 10-K
period 1998-12-31
WILLCOX & GIBBS INC /DE
filed 1999-06-04
CIK 1037070

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------
                                  FORM 10-K
                            ----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

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

                                     None

                     (Cover sheet continued on next page)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of May 6, 1999: 1,186,555 shares of Common Stock of the Company were outstanding. The Company's Common Stock is not publicly traded.

Documents incorporated by reference:  None.

                                    PART I

ITEM 1.     BUSINESS

OVERVIEW

            Willcox & Gibbs,  Inc.  ("Willcox  & Gibbs" or the  "Company")  is a
holding company engaged through its subsidiaries in the distribution of replacement parts, supplies and ancillary equipment to the apparel and other sewn products industries. The Company currently operates through six principal business units: (i) its Sunbrand division ("Sunbrand"), which is a distributor of replacement parts, supplies and ancillary equipment to manufacturers of apparel and other sewn products; (ii) its Unity Sewing Supply Co. division ("Unity"), which is a wholesale distributor to dealers of replacement parts and supplies for use by the apparel and other sewn products industry; (iii) its Willcox & Gibbs, Ltd. ("W&G, Ltd.") subsidiary, which is a distributor to manufacturers and dealers in the United Kingdom and Europe of replacement parts and supplies for use by the apparel and other sewn products industry (which business the Company has determined to discontinue); (iv) its Clinton Management Corp., Clinton Machinery Corporation, Clinton Leasing Corp. and Clinton Equipment Corp. subsidiaries (collectively, "Clinton"), which distribute screen printing equipment and supplies primarily for the apparel industry; (v) its Leadtec Systems, Inc. ("Leadtec") subsidiary, which develops and supplies computer-based production planning and control systems for the apparel industry; and (vi) Macpherson Meistergram, Inc. and its subsidiary, Geoffrey E. Macpherson Canada, Inc. (together, "Macpherson") which distribute embroidery equipment and supplies used in the apparel industry. The Company has also developed a new product line called "AC & DS," described below.

            The Company believes that it is the largest independent distributor in North America of replacement parts, supplies and ancillary equipment to manufacturers of apparel and other sewn products, offering a broad product line of over 200,000 items. These products include industrial sewing equipment parts, such as needles, hooks, motors, tools and other accessories, and ancillary equipment, such as embroidery equipment and supplies, screen printing equipment and supplies and production planning and control systems. The Company believes that its broad product line gives it the advantage of being the apparel and sewn products industries' leading one-stop shop.

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

CHAPTER 11 BANKRUPTCY FILING

            As a result of the decline in the Company's results of operations in
1998, the Company was unable to make the interest payment on its 12 1/4% Senior Notes due 2003 (the "Senior Notes") scheduled for December 15, 1998. Subsequently, the Company and an unofficial committee comprised of institutions that beneficially owned the majority in aggregate principal amount of the outstanding Senior Notes reached a non-binding agreement in principle on the terms of a restructuring (the "Proposed Restructuring") to be accomplished pursuant to a plan of reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").

            On April 20, 1999 (the "Petition Date"), the Company and twelve of its direct and indirect subsidiaries (collectively, the "Debtors"), WG Apparel, Inc. ("WG Apparel"), Leadtec, J&E Sewing Supplies, Inc., W&G Daon, Inc., Clinton Management Corp., Clinton Machinery Corporation, Clinton Leasing Corp., Clinton Equipment Corp., Macpherson Meistergram, Inc., Geoffrey E. Macpherson Canada, Inc., Emtex Leasing Corporation and Paradise Color Incorporated, each filed voluntary petitions for protection and reorganization under chapter 11 in the United States District Court for the District of Delaware (the "Bankruptcy Court"). The reorganization cases are being jointly administered under Case Number 99-928 (PJW) pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure. The Company is in possession of its properties and assets and continues to manage its businesses with its existing directors and officers as debtor in possession subject to the supervision of the Bankruptcy Court.

            Pursuant to the provisions of the Bankruptcy Code, certain actions to collect upon any of the Company's liabilities as of the Petition Date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain specified pre-petition obligations to vendors, customers and taxing authorities.

Additionally, the Bankruptcy Court has authorized the retention of legal and financial professionals and adequate protection payments (payments to adequately protect holders of certain secured claims against the Company). As a debtor in possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject certain pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

            On the Petition Date, the Company also filed with the Bankruptcy Court a plan of reorganization (the "Plan") and proposed disclosure statement embodying the Proposed Restructuring. Under the terms of the Plan, the only impaired claims and interests are claims relating to the Senior Notes and interests represented by the existing Common Stock of the Company (the "Old Common Stock"). If the Plan is implemented, existing Senior Notes would be canceled and each holder thereof would receive a PRO RATA share of (a) $5,206,250 in cash; (b) $30,000,000 principal amount of a new issue of Series C Notes; and (c) shares of Class A Common Stock of the Company that represent 80% of the shares of the reorganized Company Common Stock to be outstanding on the effective date of the Plan. In addition, the Plan provides that Old Common Stock of the Company would be canceled, and each Holder thereof would receive a PRO RATA share of (a) shares of Class B Common Stock of the Company that represent 20% of the shares of the reorganized Company Common Stock to be outstanding on the effective date of the Plan; and (b) warrants to purchase 176,747 shares of Class A Common Stock of the Company exercisable at a purchase price of $.01 per share. Warrants for approximately the first third (55,921) of the shares of Class A Common Stock would be exercisable on or before the fifth anniversary of the effective date of the Plan, and only if the average daily closing price per share of the Class A Common Stock over a 20 business day period exceeds $65. Warrants for approximately the second third (58,864) of the shares of Class A Common Stock would be exercisable on or before the sixth anniversary of the effective date of the Plan, and only if the average daily closing price per share of the Class A Common Stock over a 20 business day period exceeds $75. Warrants for approximately the last third (61,962) of the shares of the Class A Common Stock would be exercisable on or before the seventh anniversary of the effective date of the Plan, and only if the average daily closing price per share of the Class A Common Stock over a 20 business day period exceeds $85. The Plan contemplates that other claims against the Debtors arising prior to the Petition Date will be reinstated and paid in full.

            Implementation of the Plan is subject to a number of conditions, including receipt of acceptances from (i) the holders of claims with respect to the Senior Notes constituting at least two-thirds in dollar amount and more than one-half in number, counting only holders that vote, and (ii) the holders of at least two-thirds of the shares of Old Common Stock of the Company, counting only holders that vote. The Company must also arrange a new credit facility to fund the cash payments required under the Plan and to provide for the Company's ongoing liquidity needs. In addition, the Plan must be confirmed by the Bankruptcy Court.

            There can be no assurance that the Plan will be confirmed by the Bankruptcy Court, or that such Plan will be consummated. The Company has the exclusive right to pursue confirmation of a plan for 180 days after the Petition Date. There can be no assurance that the Bankruptcy Court would grant any extension of such exclusivity period if requested by the Company. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

            Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying consolidated financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going-concern and in the normal course of business. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

            The consolidated financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 bankruptcy cases. Under Chapter 11 bankruptcy, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being liquidated in the Chapter 11 bankruptcy cases at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying consolidated financial statements. For further information about the financial impact of the Chapter 11 bankruptcy filing, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACQUISITIONS

            Willcox & Gibbs was organized as a Delaware corporation in 1994 by members of the Company's current management and certain other investors to acquire the sewn products replacement parts, supply and ancillary equipment distribution businesses of the Company's predecessor, currently known as Rexel, Inc. (the "Company's Predecessor"), which occurred in a management buyout on July 13, 1994 (the "Management Buyout"). Pursuant to the Management Buyout, the Company, through its wholly owned subsidiary, WG Apparel, acquired the assets of Sunbrand and Unity, as well as the stock of Leadtec and W&G, Ltd., and certain other assets in exchange for $41.0 million in cash, $3.0 million principal amount of subordinated debt and a warrant to purchase 122,970 shares of Common Stock of the Company. The cash portion of such purchase price was funded through approximately $36.2 million of borrowings and $4.8 million from the sale of Common Stock of the Company. On July 26, 1995, the Company repurchased from the Company's Predecessor such subordinated debt and warrants, together with certain other assets (including the name "Willcox & Gibbs, Inc."), for approximately $4.1 million in cash.

            Effective February 1, 1996, the Company acquired all of the outstanding capital stock of Clinton (the "Clinton Acquisition"). The purchase price for Clinton consisted of $4.0 million in cash, 100,000 shares of the Company's Class A Common Stock, the assumption of $4.5 million of indebtedness and payables, which was subsequently repaid, and contingent payments of up to 35% of the operating income of Clinton during each of the five years ending December 31, 2000. In 1998, such contingent payments were reduced to 10% of

Clinton's operating income with respect to 1998, 1999 and 2000. Such contingent payments may not exceed $10.5 million in the aggregate over such five year period.

            Effective November 27, 1996, the Company acquired certain assets of E.C. Mitchell Co., Inc. ("Mitchell") for $3.0 million in cash (the "Mitchell Acquisition"). The acquired assets relate to the manufacture and sale of abrasive cords and tapes used principally in the apparel industry.

            Effective January 3, 1997, the Company acquired all of the outstanding capital stock of Macpherson for a cash purchase price of $24.0 million (the "Macpherson Acquisition"). In connection with the Macpherson Acquisition, the Company assumed and repaid immediately approximately $6.1 million of indebtedness of Macpherson and approximately $6.4 million of trade payables of Macpherson. In connection with the Macpherson Acquisition, the Company acquired Embroidery Leasing Corp., which changed its name to Emtex Leasing Corporation (the "Leasing Company"), a leasing company affiliate of Macpherson, for approximately $0.9 million including a note for approximately $0.5 million, payable over three years, plus interest at 6.0% per annum. The Leasing Company offers lease financing to the Company's customers to support the Company's sales of equipment.

            Also effective January 3, 1997, the Company issued $85 million aggregate principal amount of the Senior Notes. The Senior Notes were issued to provide the financing for the Macpherson acquisition, and other working capital needs.

THE APPAREL SEGMENT

SUNBRAND

            Sunbrand, which has been operating for over 40 years, believes it is the largest distributor in North America of replacement parts, supplies and ancillary equipment to manufacturers of apparel and other sewn products. Sunbrand's products are purchased from many of the leading manufacturers of equipment for the apparel and sewn products industry. Sunbrand's net sales accounted for approximately 39.8% of the Company's 1998 consolidated net sales.

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

UNITY

            Unity, founded over 50 years ago in New York City, is a leading wholesale distributor to dealers in North America of replacement parts and supplies for use in the apparel and sewn products industry. Unity does not sell directly to manufacturers or other end-users. Unity's net sales accounted for approximately 5.7% of the Company's 1998 consolidated net sales.

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

            Unity's business is highly competitive. The Company believes that there are four other significant wholesalers that supply dealers with apparel parts and supplies, none of which has more than two warehouses, as compared to Unity's four distribution points. In addition, there are numerous smaller, regional competitors, and in some instances dealers bypass wholesalers and buy directly from manufacturers or trading companies when purchasing a significant quantity of parts or supplies or if it is otherwise cost effective. Competition is principally based on product availability, price and speed of delivery.

W&G, LTD.

            W&G, Ltd., a United Kingdom corporation organized in 1908, distributes generic and genuine replacement parts, supplies and ancillary equipment to apparel manufacturers and dealers in the United Kingdom and Europe. W&G, Ltd.'s net sales accounted for approximately 3.5% of the Company's 1998 consolidated net sales.

            In December 1998, management decided to discontinue the operations of W&G, Ltd. and to liquidate the related assets, which consist primarily of inventory, accounts receivable, investments in joint venture arrangements, and property and equipment. On May 4, 1999, W&G, Ltd. sold its M.E.C. - Willcox division for cash of approximately $2 million, subject to adjustment. A portion of the proceeds were used to repay approximately $1.1 million of secured debt of W&G, Ltd. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MACPHERSON

            Macpherson, founded in 1976, is principally engaged in the distribution throughout the United States and Canada of embroidery equipment used in the apparel industry. Such embroidery equipment is used to create designs on apparel and other products utilizing one or more needle heads and thread. Embroidery can add value to a finished product with little incremental expense, and technological developments in recent years have improved equipment capabilities and lowered capital costs. Macpherson accounted for approximately 37.1% of the Company's 1998 consolidated net sales.

            Macpherson provides a complete line of technologically advanced embroidery equipment for the apparel industry, as well as customer service, support and training, and a comprehensive line of embroidery supplies and accessories. Macpherson's principal supplier of embroidery machines is Barudan Company, Ltd. ("Barudan"), a Japanese manufacturer.

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

            Macpherson has also developed the "New Business Opportunity Group" in order to focus marketing efforts to small business entrepreneurs interested in supplementing current income with part time work through the manufacture of embroidery products at home and sale to consumers.

THE LEASING COMPANY

            In connection with the Macpherson Acquisition, the Company acquired the Leasing Company, a leasing company affiliate of Macpherson. Prior to its acquisition by the Company, substantially all of the assets and liabilities of the Leasing Company were removed by the sellers. Accordingly, the principal benefit of the acquisition was the existing organization of the Leasing Company. The Leasing Company commenced operations in March 1996. The Leasing Company offers flexible lease financing to the Company's customers to support the Company's sales of equipment.

LEADTEC

            Leadtec, founded by its current chief executive officer in 1978 and acquired by the Company's Predecessor in 1985, develops, distributes and supports computer software and specialized hardware for sewn products manufacturers. Leadtec's net sales accounted for approximately 2.7% of the Company's 1998 consolidated net sales.

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

NEW PRODUCT LINE

            In addition to the above, the Company has the exclusive distribution rights for the sewn products industry for "Anti-Counterfeiting & Diversion Solutions" ("AC & DS"). AC & DS provides a low cost means for branded apparel companies to detect and prevent the sale of counterfeit merchandise to consumers.

THE SCREEN PRINTING SEGMENT

            The Company's screen printing segment is composed of Clinton, founded in 1985 and acquired by the Company in February 1996. Clinton was a distributor of screen printing equipment and supplies principally for the apparel industry, but during 1998, Clinton decided that it would no longer pursue the origination of sales of screen printing equipment. Screen printing is the process by which designs are applied to fabric or other material using patterned screens. The Company acquired Clinton pursuant to its business strategy of expanding the product lines it is able to offer through its existing distribution network. Clinton accounted for approximately 10.2% of the Company's 1998 consolidated net sales.

            Clinton offers a comprehensive line of textile screen printing supplies, including inks, chemicals, emulsions, screen frames, screen mesh and other accessory items. The majority of Clinton's products are used to produce designs on men's, women's and children's T-shirts and sweatshirts and other apparel items. Other significant applications include home furnishings, towels, hats, industrial fabrics and other non-apparel promotional articles made from fabric materials.

            Clinton  has  its   headquarters   in  Miami  Lakes,   Florida  with
distribution warehouses in Miami Lakes, Florida; Charlotte, North Carolina; Los Angeles, California; Nashville, Tennessee; and Mexico City, Mexico.

            Competition with respect to Clinton's products is strong, mainly from a variety of distributors of general printing equipment and supplies.

SUPPLIERS

            The Company purchases products from over 1,200 different vendors, including many of the leading manufacturers of equipment for the apparel and sewn products industry. The Company's largest supplier accounted for approximately 26.9% of the Company's 1998 total purchases. The Company's five largest suppliers accounted for approximately 45.2% of its total purchases in 1998.

            Pfaff AG ("Pfaff"), a German company, is a major manufacturer of industrial sewing equipment for the apparel industry, including "lock-stitch" industrial sewing machines. The Company (including its predecessor) had been the exclusive distributor in the United States of Pfaff genuine parts since 1958. Effective December 31, 1998, the Company became a non-exclusive distributor of Pfaff parts, and Pfaff now has the ability to sell through its own distribution network.

            Sunbrand is the exclusive distributor of genuine replacement parts in the United States for Pegasus Sewing Machine Mfg. Co., Ltd. ("Pegasus"). Pegasus is a significant Japanese manufacturer of industrial sewing equipment, including "chain-stitch" industrial sewing machines. The Company (including the Company's Predecessor) has been the exclusive distributor in the United States of Pegasus genuine parts since 1966. Under the Company's distributor agreement with Pegasus, the Company is the exclusive United States distributor of Pegasus genuine parts through 2000, which exclusive arrangements automatically renew for successive two year periods unless notice of termination is given at least one year before December 31, 2000 or the end of any successive two year period of exclusivity. In order to maintain the exclusivity of the Pegasus distribution agreement, the Company must meet certain performance targets. Historically the Company has generally satisfied these requirements, although in certain prior years they were not satisfied and Pegasus waived such shortfalls. Although the Company believes that its relationship with Pegasus has been good, there can be no assurance that the Pegasus distribution agreement will be extended beyond its current term or that the Company will continue to be the distributor for Pegasus parts. No assurance can be given that the failure to extend the Pegasus distribution agreement or the loss by the Company of its supplier relationship with Pegasus would not have an adverse effect on the Company's business, financial condition and results of operations.

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

CUSTOMERS

            The Company serviced over 15,000 customers in 1998, no one of which accounted for more than 4.0% of the Company's 1998 net sales. The Company's top ten customers, which included Levi Strauss, Pillowtex, and VF Corporation, represented approximately 15.1% of the Company's net sales in 1998.

            Historically, a majority of the Company's sales have been to customers in the United States, although sales to customers in the Western Hemisphere outside the United States are important. Those markets accounted for approximately 20.8% of the Company's 1998 net sales. The balance of the Company's sales were to customers primarily in the United States and Europe. Mexico was the principal location of the Company's customers outside of the United States in 1998, followed by the Caribbean Basin Initiative ("CBI") countries and other South American countries. The Company's strategy is to continue to follow important customers from the U.S. as they pursue opportunities in Mexico, the CBI and other South American countries.

EMPLOYEES

            As of December 31, 1998, the Company employed approximately 595 full time employees. The Company's employees are not represented by any labor union. The Company considers its employee relations to be good.

            For information regarding the Company's foreign operations, see Note 13 of the Notes to Consolidated Financial Statements of the Company included in
Item 8 of this Report.

ITEM 2.     PROPERTIES

            The Company leases all of its office and warehouse properties at its various locations, except for the facilities owned by WG Apparel in Middleton, Massachusetts and a facility owned by W&G, Ltd. in Braintree, England, which is currently held for sale. The Company's headquarters are located in approximately 33,000 square feet of space in Carteret, New Jersey under a lease expiring in 2005, which also serves as the headquarters and principal warehouse for Unity. Sunbrand's Atlanta offices and warehouse occupy approximately 88,000 square feet under a lease expiring in 2001. Clinton operates its headquarters, showroom and warehouse and shipping facilities out of approximately 40,000 square feet located in Miami Lakes, Florida under a lease expiring in 2003. Macpherson occupies a warehouse in Greensboro, North Carolina of approximately 40,000 square feet under lease that expires in 2008. The Company's other operations are located in smaller leased spaces. The Company believes that, if necessary, it would be able to lease adequate replacement space without material additional expense.

ITEM 3.     LEGAL PROCEEDINGS

            For information concerning the Company's Chapter 11 bankruptcy filing, see "--Chapter 11 Bankruptcy Filing" under Item 1. There are no other material pending legal proceedings as of the date of this Report to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the last quarter of the Company's 1998 fiscal year no matters were submitted to a vote of the Company's security holders.

                                   PART II

ITEM 5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
            MATTERS

            There is no established public trading market for the Company's Common Stock.

            As of May 5, 1999, there were 25 holders of record of the Company's Common Stock.

            The Company has not paid any dividends since its organization in 1994. Future payment of cash dividends by the Company will be dependent on the Company's emergence from its Chapter 11 proceedings and on such factors as business conditions, earnings and the financial condition of the Company.

ITEM 6.     SELECTED FINANCIAL DATA

            The following table sets forth certain financial data as of and for the years ended December 31, 1998, 1997, 1996 and 1995 and the period from July 13, 1994 to December 31, 1994, which have been derived from the audited consolidated financial statements of the Company. The unaudited financial data of the Company's Predecessor for the period from January 1, 1994 to July 12, 1994 have been prepared as if the apparel operations had been operated as a separate entity during those periods. However, such financial statements do not reflect a complete allocation of all expenses applicable to the operation of an independent company. Certain expenses were allocated to the apparel operations by the Company's Predecessor based on actual usage or other allocation methods that approximate actual usage. The consolidated financial statements of the Company as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, and the report thereon, are included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included elsewhere herein.

                                                                                               COMPANY'S
                                                                  COMPANY                     PREDECESSOR
                       ____________________________________________________________________  ____________
                                                                              JULY 13, 1994    JANUARY 1,
                       YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED         to           1994
                       DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    to July 12,
                          1998          1997          1996          1995          1994           1994
                       ------------  ------------  ------------  ------------  ------------  ------------

                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net sales...........   $173,453      $180,332      $113,851      $90,431       $41,644        $41,309
Income (loss) before
  income taxes and
  extraordinary
  item..............    (27,665)       (4,705)        2,450        1,952          (642)           789
Income tax expense
  (benefit).........      2,320        (1,434)        1,137          558          (288)           426
                        -------      --------       -------       ------        ------         ------
Income (loss) before
  extraordinary
  item..............   (29,985)        (3,271)        1,313        1,394          (354)           363
Extraordinary
  loss, net.........        --         (1,557)           --         (152)           --             --
  Net income (loss).   $(29,985)     $ (4,828)     $  1,313      $ 1,242        $ (354) $         363
                        ========      =======       =======       ======         =====         ======
Diluted income loss
  per share:
  Income (loss) before
   extraordinary item. $ (29.74) $      (3.37)      $  1.25       $ 1.84         $(.74)            --
  Extraordinary              --         (1.61)           --        (0.20)           --             --
   item, net........    -------       -------        ------       ------         -----         ------
  Net income (loss).   $(29.74)      $  (4.98)      $  1.25       $ 1.64        $ (.74)            --
                        ========      =======       =======      =======        ======         ======

Total assets........   $120,910      $139,814      $ 79,778      $52,528       $51,717             --
Total debt..........    101,490        95,954        41,436       31,109        32,224             --
Common stock subject
  to put option......        --         3,000         3,000           --            --             --
Total stockholders'
  equity (deficit)..    (21,805)        5,087        12,677        7,892         5,967             --


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL

            The Company was organized in 1994 by members of the Company's current management and certain other investors to acquire the sewn products replacement parts, supply and ancillary equipment distribution businesses of the Company's Predecessor, which occurred on July 13, 1994.

            Effective February 1, 1996, the Company acquired Clinton and on January 3, 1997, the Company acquired Macpherson. Accordingly, the results of the Company for the year ended December 31, 1997 are not directly comparable to the results for the year ended December 31, 1996 due to the inclusion of the operations of Clinton and Macpherson in the 1997 period.

CHAPTER 11 BANKRUPTCY FILING

            On April 20, 1999, the Company and twelve of its subsidiaries each filed voluntary petitions for protection and reorganization under chapter 11 of the Bankruptcy Code. See "- Chapter 11 Bankruptcy Filing" under Item 1.

CERTAIN FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS

            Inventory management is an important factor that may affect the Company's results of operations. The carrying value of the Company's inventory increased significantly in 1997 as a result of the acquisition of Macpherson. Macpherson distributes embroidery equipment that is substantially higher cost on a per item basis than the Company's historic inventory, which was composed principally of replacement parts and supplies for use in the apparel and other sewn products industries. The Company maintains an inventory of a large number of items, many of which need not be replaced frequently. In general, the Company's experience over many years of supplying the apparel and sewn products industries, combined with the Company's technologically advanced inventory control system, provide guidance on prudent inventory levels. However, because demand for the Company's products is dependent on the needs of the apparel and sewn products industries, a decline in the operations of the Company's customers will reduce demand for the Company's products. Any such reduction in demand over an extended period could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's gross margins.

            The Company is a holding company, the only assets of which are the stock of its subsidiaries. All of the operations of the Company are conducted through its direct and indirect wholly owned subsidiaries. Accordingly, the Company's ability to service its indebtedness and meet its other obligations are dependent upon earnings and cash flow of its subsidiaries and the payment of funds by those subsidiaries to the Company in the form of loans, dividends or otherwise. In addition, the ability of the Company's subsidiaries to pay dividends, repay intercompany liabilities or make other advances to the Company is subject to restrictions imposed by corporate law and certain United States, state and foreign tax considerations. Several of the Company's subsidiaries are incorporated outside the United States.

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

            In the years ended December 31, 1998, 1997, and 1996, approximately 24.4%, 24.4%, and 29.4% respectively, of the Company's net sales were derived from international operations and export sales, which are subject in varying degrees to risks inherent in doing business abroad. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations. In addition, foreign operations include risks of partial or total expropriation; currency exchange rate fluctuations and restrictions on currency repatriation; the disruption of operations from labor and political disturbances, insurrection or war; and the requirements of partial local ownership of operations in certain countries.

            Most of the Company's net sales are in U.S. dollars. Any change in the value of the currencies of the foreign countries in which the Company does business against the U.S. dollar will result in corresponding changes in the price and affordability of the Company's products, which could have a material adverse impact on the Company's business, financial condition and results of operations. The Company purchases a substantial amount of its inventories using foreign currencies. Although the Company, from time to time, enters into forward exchange contracts to hedge against foreign currency exchange risks, there can be no assurance that the Company will not experience foreign currency losses. In addition, the economies of certain of the Company's target Latin American markets have experienced significant and in some periods extremely high rates of inflation over the past few years. Inflation and rapid fluctuation in inflation rates have had and may continue to have negative effects on these economies and could have a material adverse impact on the Company's business, financial condition and results of operations.

            The North American Free Trade Agreement ("NAFTA"), implemented on January 1, 1994, removes barriers to free trade among Canada, the United States and Mexico. The removal of barriers will take place over a 10 year period between Mexico and the United States and over five years between Canada and the United States. The Company believes that NAFTA has resulted in an increase in apparel imports from Mexico that compete against products manufactured by the Company's customers in the United States. Historically, a majority of the Company's net sales have been to customers in the United States. No assurance can be given that the Company will be able to increase sales outside of the United States to offset any decline in sales to customers in the United States.

            The Company is subject to intense competition in the markets in which it competes. In addition, certain of the Company's competitors have greater financial resources than the Company and are less leveraged than the Company.

            Inflation in the United States has not affected the Company's results over the last several years, given its relatively low level during such period.

YEAR 2000 ISSUE

            Many  existing  computer  programs  use only the last two  digits to define a year and do not take account of the change in century that will occur in the year 2000 ("Year 2000"). If this problem is not corrected, computer applications could fail or create mistakes. As a result, the Company established a Year 2000 project team in 1998 to assess its Year 2000 risks and to recommend necessary remedial action. The project scope includes both information technology and computer based embedded technology. The project team has focused its efforts on information systems software and hardware, and third-party relationships. The Company does not expect remediation costs to have a material impact on its results of operations or liquidity.

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

RESULTS OF OPERATIONS

            The following table sets forth the percentages that certain income and expense items bear to net sales for the periods indicated.

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------  ---------

Net sales......................................   100.0%    100.0%     100.0%
Gross profit...................................    29.0      30.7       31.8
Selling, general and administrative expenses...    30.1      26.6       25.4
Other operating expenses.......................     7.0         -          -
Operating income (loss)........................    (8.1)      4.1        6.4
Interest expense...............................     7.5       6.7        4.2
Income tax expense (benefit)...................     1.3      (0.8)       1.0
Extraordinary loss, net........................       -       0.9          -
Net income (loss)..............................   (17.3)     (2.7)       1.2
                                                  ======   =======    =======
-------------------------------------------------


1998 COMPARED TO 1997

            Net sales were $173.5 million in 1998, a decrease of $6.9 million, or 3.8%, as compared to 1997. Sales by the Company's apparel equipment and supplies segment increased 1.2% for 1998 over 1997. The increase was primarily attributable to the expansion efforts in Latin America. However, as a result of the decline in the value of the dollar against the yen, the Company experienced higher costs of goods. When the Company increased prices to reflect those increased costs, sales declined. In addition, lower domestic sales were experienced as a result of the continued decline in apparel manufacturing in the United States. Sales of the Company's screen printing segment declined by 32.9% for 1998. Net sales of this segment were negatively affected by a declining screen printing market and the Company's decision to emphasize the supply business and discontinue selling screen printing equipment.

            During 1998, the Company effected a restructuring with respect to its screen printing segment, principally involving the departure from the Company of the former shareholders and management of Clinton and certain other employees and the discontinuance of the sale of screen printing equipment. As a result, the Company recorded a charge of $15.5 million in 1998. The charge included $1.8 million in severance benefits and other related costs, $8.5 million to write-off goodwill recorded when the Company acquired Clinton, as well as $5.2 million for the impairment of certain inventory and accounts receivable and other related costs. Of this amount, $10.3 million was reflected as other operating expenses, $2.8 million was charged to selling, general and administrative expenses and $2.4 million was charged to cost of goods sold. As part of the restructuring, the Company's obligations arising from its original purchase of Clinton have been revised to reduce the contingent payments for each of the years 1998, 1999 and 2000 from 35% of Clinton's operating income, as defined, to 10% thereof and to eliminate the former Clinton shareholders' option to put to the Company 100,000 shares of the Common Stock in the Company at $30 per share. The Company is monitoring the effects of the Clinton restructuring and may take further action intended to improve the Company's results attributable to Clinton.

            In December 1998, management decided to discontinue the operations of W&G, Ltd., a subsidiary located in the United Kingdom. The Company intends to liquidate the related assets, which consist primarily of inventory, accounts receivable, investments in joint venture arrangements, and property and equipment. As a result, the Company recorded a charge of $2.0 million in 1998 for impairment of long-lived assets and revised its estimate of the recoverability of inventory and accounts receivable. Of this amount, $1.1 million has been reflected in other operating expenses, $0.5 million has been recorded in cost of goods sold and $0.4 million has been charged to selling, general and administrative expenses. The estimated net realizable value of the assets subject to disposition are recorded as assets held for sale in the accompanying 1998 consolidated balance sheet. On May 4, 1999, the Company sold certain assets held for sale by W&G, Ltd. for cash of approximately $2.0 million, subject to adjustment. A portion of the proceeds were used to repay the variable rate note payable by W&G, Ltd. of approximately $1.1 million. The Company intends to liquidate the remaining assets within one year.

            Gross profit in 1998 was $50.2 million, a decrease of $5.2 million, or 9.4%, as compared to the same period of 1997. As a percentage of net sales, gross profit in 1998 was 29.0% as compared with 30.7% in 1997. The decrease in gross profit percentage was primarily attributable to the poor results of the Company's screen printing segment, which were affected by a $2.4 million charge in connection with the restructuring of the screen printing business and a $0.5 million charge in connection with the discontinuance of W&G, Ltd.

            Selling, general and administrative expenses in 1998 were $52.2 million, an increase of $4.1 million, or 8.5%, as compared to 1997. As a percentage of the net sales, such expenses increased to 30.1% for 1998 from 26.6% in 1997. The increase in expenses as a percentage of sales was principally a result of increased costs as the Company continues to expand in Latin America, fixed overhead costs at the Company's Clinton operation that did not decline in proportion to lower sales, $2.8 million in charges relating to the restructuring of the Company's screen printing segment and $0.4 million in charges relating to the discontinuance of W&G, Ltd.

            As a result of the charges discussed above, in 1998, the Company had an operating loss of $14.0 million, a decrease of $21.4 million, as compared to $7.4 million of operating income in 1997.

            Interest expense was $13.0 million in 1998, an increase of $0.9 million, or 7.2% compared to 1997. The increase in interest expense was a result of higher borrowings in 1998 over the same period in 1997.

            The Company recorded income tax expense of $2.3 million in 1998. All of the Company's net deferred tax assets, which include substantial amounts of net operating loss carryforwards, have been fully reserved by a valuation allowance. Since operating profits continue to be lower than expected and as a result of operational difficulties and higher than expected expenses at the Company's screen printing segment, management believes that a valuation allowance is required, since sufficient uncertainty exists regarding the realizability of net deferred tax assets.

            The Company's results for 1997 reflect an extraordinary loss from the extinguishment of debt (net of income tax benefit) of $1.6 million owing to the refinancing of the Company's indebtedness in connection with the Macpherson Acquisition and the issuance by the Company of $85.0 million aggregate principal amount of its 12 1/4% Series A Senior Notes due 2003 (the "Series A Notes") relating thereto. The privately-placed Series A Notes were exchanged for the freely-tradeable Series B Notes having substantially the same terms in the latter half of 1997.

            Net loss for the year 1998 was $30.0 million compared to a net loss of $4.8 million in 1997. The increased loss was attributable to the factors discussed above.

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

            Net sales of Macpherson and Clinton declined, while the aggregate sales of the Company's other principal subsidiaries increased, in 1997 as compared to the 1996 period. During 1997, it became apparent that a new line of embroidery machines produced by Barudan, Macpherson's principal supplier, included a defect, which resulted in a halt of all deliveries of such machines in August 1997 until the defect was corrected in October 1997. In addition, during the 1997 period Barudan was late in supplying certain new machines, and it imposed a limit on the available quantities of other new machines that continued for a period of time. In the case of Clinton, during the 1997 period, the Company experienced a decline in demand for apparel screen printing equipment supplied by M&R Printing Equipment, Inc. ("M&R") and an increase in costs associated with marketing efforts in the Company's European and Asian sales territories for M&R equipment. The Company discontinued its operations in Europe and Asia with respect to Clinton's businesses and marketing of M&R equipment and has entered into an exclusive distribution agreement with another equipment manufacturer, to distribute its apparel screen printing equipment in North and South America (excluding Brazil). The initial term of the contract is for five years with automatic renewals for successive two year periods unless canceled by either party six months in advance. The agreement calls for annual sales quotas.

            Gross profit in 1997 was $55.4 million, an increase of $19.2 million, or 53.0%, as compared with 1996. Gross profit increased primarily due to the inclusion of Macpherson, Clinton and Mitchell in the 1997 period. As a percentage of net sales, gross profit in 1997 was 30.7%, as compared with 31.8% in 1996. The decrease in gross profit percentage was attributable to Macpherson and Clinton. Macpherson's and Clinton's gross profit margins have traditionally been lower than the gross profit margin associated with the Company's parts and supplies businesses because a larger percentage of their sales are for equipment. In addition, the Company discontinued several product lines, including the M&R equipment line, in the fourth quarter of 1997. The 1997 gross profit was charged $0.5 million to adjust the remaining inventory to their liquidation value.

            Selling, general and administrative expenses in 1997 were $48.1 million, an increase of $19.1 million, or 65.9%, as compared to 1996. The increase consisted primarily of the addition of $14.0 million of operating expenses for Macpherson, Clinton and Mitchell in 1997. Included in selling, general and administrative expenses was approximately $1.8 million in costs associated with the defect on a new line of embroidery machines, discontinued product lines and the transfer of Macpherson's supply distribution to the Company's Sunbrand division distribution center. The Company believes that this consolidation will result in lower overhead and improved service levels to customers. In addition, Clinton incurred higher marketing expenses in its discontinued European and Asian markets. As a percentage of sales, such expenses increased to 26.6% for 1997, from 25.4% for 1996, primarily related to the factors above.

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

            Interest expense was $12.1 million in 1997, an increase of $7.3 million, or 151.7%, as compared with 1996. The increase in interest expense was a result of the issuance by the Company of $85.0 million aggregate principal amount of its Series A Notes as of January 3, 1997, the proceeds of which were used to finance the acquisition of Macpherson and to refinance existing indebtedness.

            Provision for income taxes for 1997 was a benefit of $1.4 million, a decrease of $2.6 million, as compared to 1996. The Company's effective tax rate was 30.5% in 1997, as compared to 46.4% in 1996.

            The Company's results for 1997 reflect an extraordinary loss from the extinguishment of debt (net of income tax benefit) of $1.6 million owing to the refinancing of the Company's indebtedness in connection with the Macpherson Acquisition and the issuance of the Series A Notes.

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

            Net cash used by the Company was $191,000 during 1998. Net cash used in the Company's operating activities was $3.5 million during 1998, principally due to working capital changes. Net cash used in the Company's investing activities during 1998 was $0.9 million, related principally to capital expenditures for computer, office and warehouse equipment and improvements. Net cash used in the Company's financing activities was $4.2 million during 1998, principally due to increased borrowings form its revolving credit facility and increased book overdrafts.

            Net cash used in the Company's operating activities was $7.4 million during 1997, principally due to working capital changes. Net cash used in the Company's investing activities was $39.2 million during 1997, related principally to the Macpherson acquisition. Net cash provided by financing activities during 1997 aggregated $47.1 million, reflecting $84.0 million from the issuance of the Series B Notes used to extinguish debt of $41.1 million, $4.5 million in financing costs and $3.0 million to repurchase and retire warrants.

            On April 20, 1999, the Company filed in the Bankruptcy Court for the District of Delaware a petition for relief under Chapter 11 of the Bankruptcy Code seeking to implement a financial restructuring that had been prenegotiated with an informal committee of holders of its 12 1/4% Senior Notes.

            The restructuring, if implemented, will result in the substantial deleveraging of the Company by canceling its existing $85 million in principal amount of 12 1/4% Senior Notes in exchange for $5,206,250 in cash, $30,000,000 principal amount of a new issue of 7% Senior Notes and 850,000 shares of Class A Common Stock of the Company, which represent 80% of the shares of Company Common Stock to be outstanding on the effective date of the plan. Existing Common Stock in the Company would be canceled in exchange for 212,500 shares of Class B Common Stock of the Company, which represent 20% of the shares of the Company Common Stock of the Company to be outstanding on the effective date of the plan, and warrants for the purchase of a total of 176,747 shares of Class A Common Stock of the Company exercisable at a purchase price of $.01 per share. The warrants will be exercisable only if the average daily closing price per share of the Class A Common Stock determined over 20 trading days exceeds certain specified targets. See "Chapter 11 Bankruptcy Filing" in Item 1.

            The plan of reorganization provides for payment in full in cash of all pre-petition trade claims. In addition, the Company will continue during the Chapter 11 case to pay trade creditors all post-petition obligations as they come due.

            In connection with the bankruptcy filing, the Company agreed to a $23 million Debtor-in-Possession ("DIP") revolving credit facility with The CIT Group/Business Credit, Inc. and a DIP term loan of $7.5 million provided on a subordinated basis by certain other lenders.

            Implementation of the restructuring is subject to consummation of the Chapter 11 plan, which requires, among other things, arranging a new credit facility to be available upon emergence from Chapter 11 and Bankruptcy Court approval of the plan. No assurances can be given that the plan will be consummated. This SEC filing is not an offer with respect to any securities or solicitation of acceptances of a Chapter 11 plan. Such an offer or solicitation will be made in compliance with all applicable securities laws and provisions of the Bankruptcy Court.

NEW ACCOUNTING STANDARDS

            Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 although earlier application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year which begins January 1, 2000 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company in the normal course of business is exposed to the risk of loss from non-performance by its customers for amounts due the Company through the extension of credit. The Company controls credit risk exposure through credit approvals, credit limits, and monitoring procedures.

            The Company's sales are predominantly denominated in the local currency of the subsidiary originating the sale. A significant decline in the value of currencies of the foreign countries in which the Company does business could have a material adverse impact on the Company's business, financial condition and result of operations. The Company had no derivative financial instruments related to foreign currency exchange rates at December 31, 1998.

            The Company's primary source of funds other than cash from operations is borrowings under its revolving credit facility, which incurs interest at variable rates at terms not to exceed six months, at which time the borrowings are reset to current market rates.

            The results of operations and financial condition of the Company are based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of estimates required, the Company believes the effects on the results of operations and financial condition have been minor. The Company will continue to monitor the impact of inflation in setting its pricing and other policies.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The  following   financial   statements,   supplementary   financial
information and schedules are filed as part of this Report:

WILLCOX & GIBBS, INC. AND SUBSIDIARIES

Independent Auditors' Report

Financial Statements:

            Consolidated Balance Sheets,
                  December 31, 1998 and 1997

            Consolidated Statements of Operations,
                  Years Ended December 31, 1998, 1997 and 1996

            Consolidated  Statements of Stockholders'  Equity  (Deficit),  Years
                  Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows,
                  Years Ended December 31, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements
                  December 31, 1998 and 1997

Financial Statement Schedule:
                  Schedule II -          Valuation and Qualifying Accounts
                                         Years Ended December 31, 1998, 1997
                                         and 1996



            All schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Willcox & Gibbs, Inc.:


            We have audited the accompanying consolidated balance sheets of Willcox & Gibbs, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willcox & Gibbs, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 6 and 18 to the consolidated financial statements, the Company has defaulted on its Series B senior notes, has a net capital deficiency, and has filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Reform Act of 1978, as amended, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

Atlanta,  Georgia
February 27, 1999
except as to
note 18, which
is as of May 4, 1999

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                          December 31, 1998 and 1997

                       ASSETS                            1998          1997
                                                         ----          ----

Current assets:
   Cash                                               $ 1,134,513      1,325,314
   Trade accounts  receivable,  net of allowance for
     doubtful  accounts  of  $5,451,000  in 1998 and
     $4,315,000 in 1997 (notes 5 and 16)               30,671,177     38,465,525
   Inventories (notes 3, 5 and 16)                     45,288,937     48,734,769
   Prepaid expenses and other current assets            4,504,129      3,495,686
   Assets held for sale (notes 16 and 18)               5,380,910              -
   Deferred income taxes (note 7)                               -      1,402,437
                                                     ------------    -----------
            Total current assets                       86,979,666     93,423,731

Property and equipment, net (notes 4 and 16)            3,755,221      5,594,700
Deferred    financing   costs,    less   accumulated
   amortization  of  $1,300,961 in 1998 and $650,481    3,252,403      3,902,883
   in 1997 (note 2)
Intangible assets, less accumulated  amortization of   23,107,349     32,385,755
   $1,895,847 in 1998 and  $1,059,711 in 1997 (notes
   2 and 16)
Deferred income taxes (note 7)                                  -      1,313,171
Other assets                                            3,193,467      3,815,404
                                                     ------------    -----------
                                                     $120,910,043    139,813,707
                                                     ============    ===========



   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        1998          1997
                                                         ----          ----

Current liabilities:
  Revolving line of credit (note 5)                 $ 16,531,615    10,617,344
  Book overdrafts                                      2,157,522     3,232,667
  Current portion of long-term debt (notes 6 and 16)  84,958,415       594,383
  Trade accounts payable                              24,372,549    23,253,455
  Accrued liabilities and other current liabilities   12,619,906     6,855,668
                                                     -----------  ------------
            Total current liabilities                140,640,007    44,553,517

Accrued retirement benefits (note 8)                   2,074,638     2,431,455
Long-term debt, excluding current portion
  (note 6)                                                     -    84,741,918
                                                     -----------   -----------
            Total liabilities                        142,714,645   131,726,890
                                                     -----------   -----------


Common stock subject to put option (note 2)                    -     3,000,000


Stockholders' equity (deficit) (notes 2, 8, 9, 10,
 11 and 18):
   Common stock:
      Class A, no par value.  Authorized 1,500,000
        shares; issued and outstanding (including
        100,000 shares subject to put option in
        1997) 1,186,555 shares in 1998 and
        1,001,319 shares in 1997                      10,337,352     9,013,190
      Class B, no par value.  Authorized 250,000
        shares; none issued                                    -             -
      Class C, no par value.  Authorized 250,000
        shares; none issued                                    -             -
   Additional paid-in capital                          2,000,000             -
   Class A common stock subscriptions receivable               -      (378,967)
   Accumulated deficit                               (33,608,423)   (3,623,617)
   Accumulated other comprehensive income (loss)        (533,531)       76,211
                                                      ----------   -----------
            Total stockholders' equity (deficit)     (21,804,602)    5,086,817

Commitments and contingencies (notes 15 and 18)       __________     _________

                                                     $120,910,043  139,813,707
                                                      ===========  ===========


See accompanying notes to consolidated financial statements.

                       WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations

                   Years ended December 31, 1998, 1997, and 1996




                                           1998          1997          1996
                                           ----          ----          ----

Net sales (note 13)                   $ 173,453,083   180,331,561   113,851,258
Cost of goods sold                      123,235,371   124,899,393    77,623,034
                                        -----------   -----------    ----------
      Gross profit                       50,217,712    55,432,168    36,228,224

Selling, general, and administrative
  expenses                               52,154,225    48,050,495    28,968,827
Other operating expenses
  (notes 16 and 18)                      12,103,683             -            -
                                        -----------   -----------    ----------
      Operating income (loss)           (14,040,196)    7,381,673     7,259,397

Other income (expense):
   Interest expense                     (13,016,311)  (12,141,756    (4,824,553)
   Other, net                              (608,088)       55,311        14,968
                                        -----------   -----------    ----------
      Income (loss) before income
        taxes and extraordinary item    (27,664,595)   (4,704,772)    2,449,812

Income tax expense (benefit) - (note 7)   2,320,211    (1,434,258)    1,136,685
                                        -----------   -----------    ----------
      Income (loss) before
        extraordinary item              (29,984,806)   (3,270,514)    1,313,127

Extraordinary   loss,   net  of  income
  tax benefit of  $954,228  in 1997
  (notes 6 and 10)                                -    (1,556,898)            -
                                        -----------   -----------    ----------

      Net income (loss)                $(29,984,806)   (4,827,412)    1,313,127
                                        ===========   ===========    ==========

Basic income (loss) per share (note 11):
  Income (loss) before extraordinary
    item                               $     (29.74)        (3.37)         1.46
  Extraordinary item, net                         -         (1.61)            -
                                         ----------   -----------    ----------

      Net income (loss)                $     (29.74)        (4.98)         1.46
                                         ==========   ===========    ==========

Diluted income (loss) per share
 (note 11):
  Income (loss) before extraordinary
   item                                $     (29.74)        (3.37)         1.25
  Extraordinary item, net                         -         (1.61)            -
                                         ----------   -----------    ----------

      Net income (loss)                $     (29.74)        (4.98)         1.25
                                        ===========   ===========    ==========


See accompanying notes to consolidated financial statements.


                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Deficit)
                Years ended December 31, 1998, 1997, and 1996



                                           CLASS A                        RETAINED      CLASS A         ACCUMULATED    TOTAL
                                        COMMON STOCK         ADDITIONAL   EARNINGS      COMMON STOCK    OTHER          STOCKHOLDERS'
                                    --------------------     PAID-IN      (ACCUMULATED  SUBSCRIPTIONS   COMPREHENSIVE  EQUITY
                                     SHARES      AMOUNT      CAPITAL      DEFICIT)      RECEIVABLE      INCOME (LOSS)  (DEFICIT)
                                     ------      ------      ----------   ------------  -------------   -------------  -------------

Balance at December 31, 1995        658,248  $ 6,582,480       826,612       888,400    (113,881)         (291,661)      7,891,950
Comprehensive income:
  Net income                              -            -             -     1,313,127           -                 -       1,313,127
  Translation adjustments                 -            -             -             -           -           529,389         529,389
                                                                                                                        ----------
    Total comprehensive income                                                                                           1,842,516
Proceeds from subscriptions
  receivable                              -            -             -             -     113,881                 -         113,881
Class A common stock issued to
  the Company's ESOP                 33,715      337,150       281,781             -    (429,462)                -         189,469
Fair value of common stock
  warrants issued (note 9)                -            -       357,000             -           -                 -         357,000
Class A common stock issued in
  Clinton acquisition subject
  to put option (note 2)            100,000            -             -             -           -                 -               -
Class A common stock sold in
  private placement (note 2)        184,314    1,843,140       439,005             -           -                 -       2,282,145
                                  ---------  -----------     ---------    ----------    --------         ---------     -----------
 Balance at December 31, 1996       976,277    8,762,770     1,904,398     2,201,527    (429,462)          237,728      12,676,961

Comprehensive income:
  Net loss                                -            -             -    (4,827,412)          -                 -      (4,827,412)
  Translation adjustments                 -            -             -             -           -          (161,517)       (161,517)
                                                                                                                       -----------
    Total comprehensive loss                                                                                            (4,988,929)
Proceeds from subscriptions
  receivable                              -            -             -             -     425,239                 -         425,239
Class A common stock issued to
  the Company's ESOP                 25,042      250,420       124,324             -    (374,744)                -              -
Repurchase and retirement of
  warrants (note 9)                       -            -    (2,028,722)     (997,732)          -                 -     (3,026,454)
                                  ---------  -----------     ---------    ----------    --------          --------     ----------

Balance at December 31, 1997      1,001,319    9,013,190             -    (3,623,617)   (378,967)           76,211      5,086,817

Comprehensive income:
  Net loss                                -             -            -   (29,984,806)          -                 -    (29,984,806)
  Translation adjustments                 -             -            -             -           -          (609,742)      (609,742)
                                                                                                                       ----------
   Total comprehensive loss                                                                                           (30,594,278)
Proceeds from subscriptions
  receivable                              -             -            -             -     378,967                 -        378,967
Class A common stock issued to
  the Company's ESOP                185,236       324,162            -             -           -                 -        324,162
Retirement of put option from
  Clinton acquisition (note 2)            -     1,000,000    2,000,000             -           -                 -      3,000,000
                                  ---------   -----------    ---------    ----------    --------         ---------     ----------

Balance at December 31, 1998      1,186,555   $10,337,352    2,000,000   (33,608,423)          -          (533,531)   (21,804,602)
                                  =========   ===========    =========    ==========    ========         =========     ==========



          See accompanying notes to consolidated financial statements.

                  WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

              Years ended December 31, 1998, 1997, and 1996



                                               1998         1997        1996
                                               ----         ----        ----

Cash flows from operating activities:
  Net income (loss)                       $(29,984,806)  (4,827,412)  1,313,127

  Adjustments  to reconcile  net income
   (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization of
      property and equipment                 1,348,512    1,246,019     651,606
     Provision for losses on accounts
      receivable                             1,812,131    1,593,906     267,034
     Amortization of deferred financing
      costs                                    650,480      650,483     376,316
     Amortization of intangible assets         836,136      831,087     228,622
     Amortization of debt discount             212,500      211,093     175,929
     Common stock issued to the Company's
      ESOP                                     703,129      425,239     303,350
     Deferred income taxes                   2,715,608   (2,201,715)    271,252
     Extraordinary loss on debt
     extinguishment, net                             -    1,556,898           -
     Loss on disposition of property and
     equipment                                 129,271            -           -
     Impairment of intangible assets         8,442,270            -           -
     Impairment of assets held for sale      2,000,000            -           -
     Changes in operating assets and
      liabilities, net of effects of
      business acquisitions:
        Trade accounts receivable            3,672,956   (3,488,032) (4,462,574)
        Inventories                            114,050    1,328,001  (1,005,426)
        Prepaid expenses and other current  (1,008,443)     277,737    (413,358)
         assets
        Other assets                        (1,705,693)  (2,473,763)   (203,064)
        Trade accounts payable and other
         liabilities                         6,528,097   (2,532,919)  2,547,147
                                            ----------   ----------   ---------
           Net cash provided by (used in)
            operating activities            (3,533,802)  (7,403,378)     49,961
                                           -----------   ----------  ----------
Cash flows from investing activities:
  Capital expenditures                        (942,915)  (1,966,796) (1,247,380)
  Proceeds from sale of property and
  equipment                                     42,758      107,671      76,094
  Payments for business acquisitions, net
   of cash acquired                                  -  (37,368,785)(12,012,103)
                                            -----------   ----------  ----------
           Net cash used in investing
           activities                         (900,157) (39,227,910)(13,183,389)
                                            -----------   ----------  ----------

Cash flows from financing activities:
  Net proceeds from revolving line of
   credit, net of proceeds from debt used    5,914,271   10,551,761    1,738,579
   to finance business acquisitions
  Increase (decrease) in book overdraft     (1,075,145)   1,733,370      902,187
  Proceeds from debt used to finance
   business acquisitions                             -   83,980,050    9,167,439
  Proceeds from other debt                           -            -    1,603,500
  Principal payments on long-term debt        (594,382)    (545,178)  (2,110,083)
  Payment of financing costs                         -   (4,461,635)    (530,930)
  Proceeds from common stock sold in
   private placement                                 -            -    2,282,145
  Extinguishment of debt                             -  (41,137,297)          -
  Repurchase and retirement of warrants              -   (3,026,454)          -
                                            ----------    ---------   ----------
           Net cash provided by financing    4,244,744   47,094,617   13,052,837
            activities                      ----------    ---------   ----------

Effect of exchange rate changes in cash         (1,586)    (19,515)      41,853
                                            ----------    ---------   ----------

           Net change in cash, carried
            forward                         $ (190,801)     443,814     (38,738)
                                            ==========    =========   =========

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

              Years ended December 31, 1998, 1997, and 1996



                                                1998        1997       1996
                                                ----        ----       ----

         Net change in cash, brought
           forward                          $ (190,801)    443,814   (38,738)

Cash at beginning of year                    1,325,314     881,500    920,238
                                            ----------  ----------  ---------

Cash at end of year                         $1,134,513   1,325,314    881,500
                                            ==========  ==========  =========

Supplemental disclosure of
 cash flow information:
   Cash paid during the year for:
    Interest                                $6,824,876  11,107,155  4,157,170
                                            ==========  ==========  =========

    Income taxes, net of refunds            $   36,957     262,571    320,277
                                            ==========  ==========  =========

Supplemental disclosure of noncash
  investing and financing activities:
  Issuance of common stock subscriptions
   receivable                               $        -     378,967    429,462
                                            ==========  ==========  =========

  Effects of business acquisitions:
   Fair value of assets acquired            $        -  33,403,582  8,875,546
                                            =========== ==========  =========

   Liabilities assumed                      $        -  17,043,864  4,167,724
                                            =========== ==========  =========


See accompanying notes to consolidated financial statements.


                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997



(1)   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   OPERATIONS AND PRINCIPLES OF CONSOLIDATION

            Willcox & Gibbs, Inc. and subsidiaries (the "Company") is engaged principally in the distribution of replacement parts, supplies, and ancillary equipment to manufacturers of apparel and other sewn products and screen printing products in the domestic and export markets. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      (D)   DEFERRED FINANCING COSTS

            Deferred financing costs represent origination fees and other related costs incurred in connection with establishment of the Company's credit facilities and the issuance of its senior notes. These costs have been deferred and are being amortized using the straight-line method over the term of the related debt.

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      (E)   INTANGIBLE ASSETS

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

      (H)   FORWARD EXCHANGE CONTRACTS

            The Company, from time to time, enters into forward exchange contracts for foreign currency as a hedge against accounts payable denominated in a foreign currency. These contracts are used by the Company to minimize exposure and reduce risk from exchange rate fluctuations in the normal course of its foreign business. Gains and losses on forward exchange contracts are deferred and included in

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


            the measurement of foreign currency transaction gains and losses when realized. Cash provided and used for forward exchange contracts is included in the cash flows resulting from changes in trade accounts payable. Contracts amounting to $1,153,846, whose contractual amounts approximate market value, were outstanding at December 31, 1997. No such contracts were outstanding at December 31, 1998.

      (I)   FOREIGN CURRENCY TRANSLATION

            The local currency has been used as the functional currency of the Company's subsidiaries located outside of the United States. Assets and liabilities denominated in foreign currency are translated from their respective foreign currencies into U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates in effect during the period. Translation gains and losses are included as a separate component of stockholders' equity (deficit).

      (J)   FAIR VALUE OF FINANCIAL INSTRUMENTS

            The fair value of the Company's 12.25% Series B senior notes and other notes payable are not reasonably estimable due to the uncertainty of the outcome of the bankruptcy proceedings described in note 18. The fair value of letters of credit are based on fees currently charged for similar arrangements. The carrying value of all other financial instruments approximate fair value due to the short-term nature of such instruments.

      (K)   INCOME (LOSS) PER SHARE

            Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. This pronouncement required the restatement of all prior-period earnings per share data presented to conform to its provisions. Basic income (loss) per share is computed by dividing net income
            (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) dilutive effect of other potentially dilutive securities.

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      (L)   STOCK OPTIONS

            The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied.

      (M)   COMPREHENSIVE INCOME

            Effective January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income for the Company consists of net income (loss) and foreign currency translation adjustments, and is presented in the accompanying consolidated statements of stockholders' equity (deficit). Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
            130.

      (N)   USE OF ESTIMATES

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

      (O)   RECLASSIFICATIONS

            Certain reclassifications were made to the 1997 and 1996 accounts to conform to classifications adopted in 1998.

(2)   ACQUISITIONS

      Effective February 1, 1996, the Company purchased Clinton Machinery Corporation and Clinton Management Corporation (collectively, "Clinton"). Clinton was a distributor of screen-printing equipment and supplies for

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      the apparel industry, but in 1998 it discontinued the distribution of equipment. The aggregate purchase price consisted of $4,000,000 in cash; 100,000 shares of the Company's Class A common stock; the assumption of approximately $4,500,000 of indebtedness and payables, which were subsequently repaid; and contingent payments of up to 35.0% of the operating income (as defined in the purchase agreement) of Clinton during each of the five years ending through December 31, 2000. Such contingent payments shall not exceed $10,500,000 and are recorded as additional purchase consideration as such amounts become determinable. In addition, the former shareholders of Clinton received a put option, giving them the right to sell the Class A common shares to the Company at $30 per share on the earliest of (i) the day after the Company's 12.25% Series B senior notes described in note 6 have become due by occurrence of the scheduled maturity date or sooner acceleration; (ii) the fourth anniversary of the closing date of the acquisition; (iii) the occurrence of an initial public offering of equity securities by the Company; and (iv) a change in control of the Company, provided that in all cases such purchase is then permitted under the indenture for the senior notes and the Company's revolving credit agreement (note 5). As a result of the transaction, the Company recorded approximately $8,531,000 of intangible assets and $463,000 of deferred financing costs. The Company has made contingent payments of approximately $730,000 through December 31, 1998.

      As part of the restructuring during 1998 (note 16), the Company's obligations arising from its original purchase of Clinton have been revised to reduce the contingent payments for each of the years 1998, 1999 and 2000 from 35% of Clinton's operating income, as defined, to 10% thereof and to eliminate the 100,000 share put option. The Company has recorded an impairment of the intangible assets during the year ended December 31, 1998.

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

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      Also effective January 3, 1997, the Company acquired all the outstanding capital stock of Embroidery Leasing Corp., which changed its name to Emtex Leasing Corp. ("ELC"), a leasing affiliate of Macpherson, for approximately $925,000. As a result of the transaction, the Company recorded approximately $675,000 of intangible assets.

      Each of the acquisitions have been accounted for as a purchase transaction and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. The results of operations of the acquired companies have been included in the accompanying consolidated financial statements as of the respective acquisition dates.

(3)   INVENTORIES

      Inventories consist of the following at December 31, 1998 and 1997:

                                                       1998          1997
                                                       ----          ----
        Parts and supplies                        $ 34,801,415     29,868,767
        Machinery and equipment                     15,420,170     13,933,354
                                                  ------------     ----------
                                                  $ 45,288,937     48,734,769
                                                  ============     ==========

(4)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31, 1998 and 1997:

                                                       1998          1997
                                                       ----          ----
        Buildings and leasehold improvements       $1,242,102      2,317,303
        Machinery and equipment                     4,651,097      4,961,710
        Furniture and fixtures                        900,113        985,622
                                                    ---------     ----------
                                                    6,793,312      8,264,635
        Less accumulated depreciation and           3,038,091      2,669,935
        amortization                                ---------      ---------
              Net property and equipment           $3,755,221      5,594,700
                                                    =========      =========


                                                                  (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(5)   REVOLVING LINE OF CREDIT

      At December 31, 1998, the Company had a Credit Agreement with its principal lenders which provided for a revolving credit facility through July 2001 of up to the lesser of (i) $22,000,000 or (ii) 81% of eligible accounts receivable less outstanding letters of credit. At December 31, 1998, approximately $353,000 was available under the facility. Under the Credit Agreement, substantially all receivables of the Company are pledged as security. Borrowings under the facility bear interest at LIBOR or the bank's base rate plus the "Applicable Margin" depending on the Company's "Consolidated Total Debt to Adjusted EBITDA" ratio as defined in the Credit Agreement (10.25% and 9% at December 31, 1998 and 1997, respectively). The Company pays an annual fee of 0.5% of the total unused availability of the facility. The Company also pays an annual fee of 2% on outstanding letters of credit. Letters of credit approximating $1,222,000 and $5,386,000 were outstanding at December 31, 1998 and 1997, respectively. The Company had available approximately $8,778,000 and $4,614,000 in unused letters of credit at December 31, 1998 and 1997, respectively.

      The Credit Agreement includes various covenants, including restrictions on liens, capital expenditures, debt, dividends, and requirements that certain financial ratios be maintained. At December 31, 1998, the Company was not in compliance with various covenants.

      Effective February 5, 1999, the Company amended the Credit Agreement. This amended Credit Agreement: (i) increased the maximum amount which can be borrowed from $22 million to $23 million; (ii) modified the borrowing base to 81% of eligible accounts receivable plus 35% of eligible inventory less outstanding letters of credit; and (iii) accelerated the maturity of the facility to April 15, 1999. In addition, the lender did not waive the default resulting from the Company's failure to make its December 15, 1998 interest payment on its Series B senior notes (note 6), but acknowledged that it will not assert its rights with respect to such default unless the senior note holders assert their rights under the senior notes indenture. The amended Credit Agreement did not cure all covenant violations which existed at December 31, 1998.

      In connection with the Company's and certain of its subsidiaries' voluntary petitions for reorganization under the Bankruptcy Code, the Company and certain subsidiaries entered into Debtor In Possession loan agreements intended for borrowings during the bankruptcy proceedings and used the proceeds of loans thereunder to repay the Credit Agreement (note
      18).

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(6)   LONG-TERM DEBT

      Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                       1998          1997
                                                       ----          ----

        12.25%  Series  B  senior  notes,
           due  December  15,  2003,  net  of
           unamortized discount of $1,063,907
           and $1,276,407 in 1998 and 1997,
           respectively                          $ 83,723,593     83,936,093
        6.00% promissory note, principal and
          interest payable in quarterly
          installments of $50,000, with final
          installment due September 30, 1999          192,972        374,683
        Variable rate UK note payable                 829,350      1,238,025
                                                   ----------     ----------
                                                   84,958,415     85,336,301
        Less current portion                       84,958,415        594,383
                                                   ----------     ----------
             Long-term debt, excluding current
              portion                             $         -     84,741,918
                                                  ===========     ==========

      Effective January 3, 1997, the Company issued $85,000,000 principal amount (less a discount of $1,487,000) of 12.25% senior notes which were due in December 2003. Interest on the notes is payable semi-annually. The Company used the proceeds, in part, to retire its outstanding senior notes, to redeem common stock warrants for a total of $3,026,000 (note 9), and to finance the acquisition of Macpherson. As result, the Company recorded an extraordinary loss from the extinguishment of debt (net of income tax benefit of $954,228) in the accompanying 1997 financial statements.

      In connection with the $85,000,000 12.25% senior notes issued on January 3, 1997, the Company entered into an indenture which provides that the notes are unconditionally guaranteed by each of the U.S. subsidiaries of the Company. The Company may redeem the notes on or after December 15, 2001, at redemption prices ranging from 106.125% in 2001 to 103.063% in 2002. Up to 30% of the originally issued aggregate principal amount may be redeemed at a price of 112.25% with the net proceeds of a public offering of common stock at any time on or before December 15, 1999. The indenture restricts the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or other restricted payments; enter into sale/leaseback transactions; incur liens; enter into certain transactions with affiliates; apply net proceeds from certain asset sales; and assign, lease, convey, or otherwise dispose of substantially all of the assets of the Company. At December 31, 1998, the

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      Company was in default of its senior notes indenture because the Company did not make the required interest payment due on December 15, 1998. As a result, the senior notes, less the unamortized discount, have been classified as a current liability in the accompanying 1998 consolidated financial statements. As discussed in note 18, the Company has subsequently filed a petition for protection under Chapter 11 of the Bankruptcy Code.

      The variable rate UK note payable is denominated in pound sterling and is an obligation of Willcox & Gibbs, Ltd., the Company's United Kingdom subsidiary. The note was subject to certain financial covenants, accrued interest at 2.25% plus the bank's prevailing base rate (8.25% and 9.25% at December 31, 1998 and 1997, respectively), was payable in equal semiannual installments through October 2000, and was secured by substantially all the assets of the Company's United Kingdom subsidiary. As discussed in note 16, in December 1998 management decided to discontinue the operations of Willcox & Gibbs, Ltd. As a result, the note payable has been classified as a current liability in the accompanying 1998 consolidated financial statements. As discussed in note 18, the Company repaid this note in May 1999.

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(7)   INCOME TAXES

      Total income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 was allocated as follows:

                                             1998         1997        1996
                                             ----         ----        ----
      Income (loss) from continuing       $2,320,211   (1,434,258)  1,136,685
      operations Extraordinary item                -     (954,228)          -
                                          ----------   ----------   ---------
                                          $2,320,211   (2,388,486)  1,136,685
                                          ==========   ==========   =========

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 1998, 1997, and 1996 consists of the following:

                                               1998          1997        1996
                                               ----          ----        ----
      Current:
         Federal                           $ (390,677)    (197,035)    641,255
         State                                      -      (23,181)     75,442
         Foreign                               (4,720)      33,445     148,736
                                           ----------    ---------   ---------
                                             (395,397)    (186,771)    865,433
                                           ----------    ---------   ---------


      Deferred:
         Federal                            2,429,755   (1,116,173)    242,689
         State                                285,853     (131,314)     28,563
                                           ----------    ---------   ---------
                                            2,715,608   (1,247,487)    271,252
                                           ----------    ---------   ---------

                                           $2,320,211   (1,434,258)  1,136,685
                                           ==========    =========   =========

      Actual income tax expense (benefit) attributable to continuing operations differs from expected income tax expense (benefit) (computed by applying the U.S. federal statutory income tax rate of 34% to income (loss) before income taxes and extraordinary item) for the years ended December 31, 1998, 1997, and 1996 as follows:

                                               1998         1997        1996
                                               ----         ----        ----
      Computed "expected" income tax
        expense (benefit)                 $(9,405,962)  (1,599,622)     832,936
      Increase (decrease) in income
        taxes resulting from:
         Differing foreign tax rates           37,316     (159,965)   (100,866)
         Nondeductible expenses               109,225      205,642      70,437
         State taxes, net of federal
           income tax benefit                 161,522     (101,967)     68,643
         Change in valuation allowance     11,397,133            -           -
         Other, net                            20,977      221,654     265,535
                                           ----------    ---------   ---------
                                          $ 2,320,211   (1,434,258)  1,136,685
                                           ==========    =========   =========

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                         1998          1997
                                                         ----          ----
      Deferred tax assets:
        Accounts receivable, due to allowance
         for doubtful accounts                       $   865,690       635,769
        Inventory, due to reserves for
         obsolescence and costs capitalized for          862,740       766,668
         tax purposes
        Net operating loss carryforwards              10,216,823     1,895,277
                                                      ----------     ---------
            Total deferred tax assets                 11,945,253     3,297,714
                                                      ----------     ---------

      Deferred tax liabilities:
        Accelerated depreciation                        (507,924)     (532,747)
        Costs not yet expensed for book purposes         (40,196)      (49,359)
                                                      ----------     ---------
            Total deferred tax liabilities              (548,120)     (582,106)
                                                      ----------     ---------

                                                      11,397,133     2,715,608

      Valuation allowance for deferred tax assets     11,397,133             -
                                                      ----------     ---------
      Net deferred tax asset                         $         -     2,715,608
                                                     ===========    ==========


      Income (loss) before income taxes and extraordinary item for the years ended December 31, 1998, 1997, and 1996 is composed of the following:

                                          1998           1997           1996
                                          ----           ----           ----
      U.S.                           $(25,540,959)    (5,933,662)     1,715,726
      Foreign                          (2,123,636)     1,228,890        734,086
                                      -----------      ---------      ---------


                                     $(27,664,595)    (4,704,772)     2,449,812
                                      ===========      =========      =========

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      During 1998, a valuation allowance of $11,397,133 was recorded for deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 1998, the Company has net operating loss carryforwards of approximately $26,900,000 for federal and state income tax purposes which will expire in 2013 if not utilized to offset future taxable earnings of the Company. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the nature of the temporary differences and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences.

      No provision is made for income taxes which may be payable if undistributed earnings of foreign subsidiaries were to be paid as dividends to the Company, since the Company intends that such earnings will continue to be invested in those countries. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

(8)   PENSION BENEFITS AND OTHER RETIREMENT PLANS

      The Company has a qualified noncontributory defined benefit pension plan covering substantially all of its domestic employees. The benefits are based on years of service and defined levels of compensation. The Company made annual contributions to the plan based on amounts determined by its actuaries until July 31, 1998, when the plan was curtailed whereby no employee shall become a participant in the plan after such date and no participant's accrued benefits under the plan shall increase after such date.

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      The change in benefit obligation, change in plan assets and reconciliation of funded status for 1998 and 1997 is summarized as follows:

                                                       1998          1997
                                                       ----          ----
      CHANGE IN BENEFIT OBLIGATION
        Benefit obligation at beginning of year   $  8,742,681     8,005,621
         Service cost                                  214,771       360,178
         Interest cost                                 629,787       586,981
         Benefit payments                             (343,933)     (381,859)
         Actuarial loss                                569,814        51,023
         Plan curtailment                             (961,988)            -
                                                     ---------     ---------

        Benefit obligation at end of year         $  8,851,132     8,621,944
                                                     =========     =========

      CHANGE IN PLAN ASSETS
        Fair value of plan assets at beginning    $  7,433,877     6,730,352
         of year
         Actual return on plan assets                  247,912       631,449
         Employer contributions                        420,755       453,935
         Benefits paid                                (343,933)     (381,859)
                                                     ---------     ---------

        Fair value of plan assets at end of year  $  7,758,611     7,433,877
                                                     =========     =========

      RECONCILIATION OF FUNDED STATUS
        Funded status at end of year              $ (1,092,521)   (1,188,067)
        Unrecognized actuarial (gain) loss             134,700      (109,991)
                                                     ---------    ----------
         Accrued pension cost                     $   (957,821)   (1,298,058)
                                                     ==========   ==========

      The Company also maintains a defined benefit plan for substantially all employees of its United Kingdom subsidiary. The plan is funded annually for the maximum amount permitted by local statute. The benefits are based on years of service and defined levels of compensation. The following table sets forth the funded status of this plan and amounts recognized in the accompanying consolidated balance sheets at December 31, 1998 and 1997.
                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997

                                                           1998          1997
                                                           ----          ----
      Actuarial present value of benefit obligations:
        Vested benefit obligation                     $ 2,152,993     1,876,415
                                                        =========     =========

        Accumulated benefit obligation                $ 2,323,449     2,056,478
                                                        =========     =========

      Projected benefit obligation                    $ 2,881,968     2,645,455
      Plan assets at fair value                         2,788,752     2,459,837
                                                        ---------     ---------
      Accrued pension cost
                                                      $    93,216       185,618
                                                        =========     =========

      The change in benefit obligation, change in plan assets and reconciliation of funded status of the plan is not presented because such information is not material and is not readily determinable.

      Net pension cost for the years ended December 31, 1998, 1997, and 1996 include the following components:

                                   1998                    1997                  1996
                           --------------------     ------------------    -------------------
                                        UNITED                 UNITED                 UNITED
                           DOMESTIC     KINGDOM     DOMESTIC   KINGDOM    DOMESTIC    KINGDOM
                           --------     -------     --------   -------    --------    -------
      Service cost -
        benefits earned
        during the year    $214,771     170,060     360,178    170,336     338,182     128,732

      Interest cost on
        projected
        benefit
        obligation          629,787     259,378     586,981    237,491     548,625     216,485
      Expected return on
        plan assets        (569,761)   (244,773)   (532,650)  (208,475)   (461,446)   (190,516)
      Curtailment gain     (194,279)          -           -          -           -           -
                           --------     -------     -------    -------     -------     -------
           Net pension
             cost          $ 80,518     184,665     414,509    199,352     425,361     154,701
                           ========     =======     =======    =======     =======     =======


                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      Assumptions used in accounting for the pension plans as of December 31, 1998, 1997, and 1996 were as follows:

                                            DOMESTIC          UNITED KINGDOM
                                      -------------------  --------------------
                                       1998   1997   1996   1998   1997   1996
                                       ----   ----   ----   ----   ----   ----
      Discount rates                    7.0%   7.5   7.5     9.0    9.0    9.0
      Rates of increase in
        compensation levels             4.5    4.5   4.5     8.0    8.0    8.0
      Expected long-term rate of
        return on assets                8.0    8.0   8.0     9.0    9.0    9.0


      The Company also maintains an unfunded, nonqualified supplemental retirement plan covering key employees. Included in accrued retirement benefits in the accompanying consolidated balance sheets at December 31, 1998 and 1997 is $1,023,601 and $947,779, respectively, relating to this plan. Such amounts were determined using an assumed discount rate of 8%. No salary increase was assumed as the Company has frozen salaries at specified amounts. Net periodic supplemental retirement expense of approximately $76,000, $148,000 and $60,000 is included in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996, respectively.

      In addition, the Company maintains the Willcox & Gibbs, Inc. Savings and Employee Stock Ownership Plan to provide eligible employees with an opportunity to purchase the Company's Class A common stock through payroll deductions, which are matched by the Company, subject to certain limitations. Participants may also direct their contributions into any one, or combination of, available mutual fund investments. The purchase price of the Company's common stock is based on an independent appraisal of the value of the Company's shares at the subscription date. The Company's matching contributions vest at a rate of 20% for each year of service by the employee, with 100% vesting after five years of service. As of July 1, 1998, the Company has indefinitely suspended purchases of Company common stock by plan participants and began matching participant contributions into selected mutual funds, subject to an annual maximum of $3,000 per participant. The Company's contribution to the plan, net of forfeitures, was approximately $499,000, $304,000, and $305,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

      The Company also had a 401(k) profit sharing plan covering substantially all full-time employees of Macpherson. The Company matched 25% of eligible employees' contributions up to 4% of the eligible employees' compensation for the year. The contribution to the plan was approximately $38,000 for the year ended December 31, 1997. On January 1, 1998, the Company merged this plan with the Willcox & Gibbs, Inc. Savings and Employee Stock Ownership Plan.

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(9)   STOCKHOLDERS' EQUITY (DEFICIT)

      On July 13, 1994, the Company authorized 1,500,000 shares of Class A common stock, no par value; 250,000 shares of Class B common stock, no par value; and 250,000 shares of Class C common stock, no par value. All classes of common stock have identical rights and privileges. Also on July 13, 1994, pursuant to the purchase agreement, the Company entered into a Stockholders' Agreement to sell 481,250 shares of Class A common stock at $10 per share to certain investors and assigned a stated value of $10 to the shares issued. Additionally, the Company issued detachable warrants for 122,970 shares of Class B common stock and 114,773 shares of Class C common stock attached to certain indebtedness issued in conjunction with the issuance of shares. All of the warrants for the Class B shares were repurchased and retired by the Company in 1995. The warrants for the Class C shares are convertible at any time for nominal consideration, subject to certain redemption provisions.

      In February 1996, the Company issued additional detachable warrants for 32,985 shares of Class C common stock in connection with a debt issuance. In connection with the issuance of the $85,000,000 senior notes on January 3, 1997 discussed in note 6, warrants for 110,818 Class C shares were repurchased and retired by the Company.

      The stated value of the Company's Class A shares was $10 per share for all transactions until January 1, 1998, when the stated value used became $1.75 per share.

(10)  STOCK OPTIONS

      On August 15, 1994, the Company adopted the Willcox & Gibbs, Inc. Stock Incentive Plan. Under the plan, options to purchase 41,250 shares were authorized in 1994 to be granted to key employees of the Company and in 1997 an additional 12,000 shares were authorized to be issued. All options granted through December 31, 1998 expire after ten years. The options are exercisable and vest at a rate of 20% per year of service from date of grant. The options are fully exercisable after five years of service from date of grant.

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      Pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
      123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As a result of the Company's bankruptcy filing (note 18), estimated pro forma amounts for the year ended December 31, 1998 are not significant. The Company's pro forma information for the year ended December 31, 1997 follows:

      Net loss before pro forma effect of compensation
         expense recognition provisions of SFAS No. 123       $   4,827,412
      Pro forma effect of compensation expense recognition
         provisions of SFAS No. 123                                  47,369
                                                                  ---------

      Pro forma net loss                                      $   4,874,781
                                                                  =========

      Pro forma net loss per share:
         Basic                                                $     5.03
                                                                    ====
         Diluted                                              $     5.03
                                                                    ====

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      A summary of the Company's stock option activity and related information for the years ended December 31, 1998, 1997, and 1996 follows:

                                   1998                  1997            1996
                           _________________________ ______________ _______________
                                           WEIGHTED-
                                            AVERAGE
                                  WEIGHTED REMAINING       WEIGHTED-      WEIGHTED-
                                  AVERAGE  CONTRACT         AVERAGE        AVERAGE
                                  EXERCISE  LIFE           EXERCISE        EXERCISE
                           OPTIONS PRICE   (YEARS) OPTIONS  PRICE   OPTIONS  PRICE
                           ------- -----   ------- -------  -----   -------  -----

      Outstanding -
        beginning of year  47,800  $ 10.61  7.4   36,500  $ 10.00  36,500  $ 10.00
      Granted                   -      -     -    12,000    15.00       -      -
      Exercised                 -      -     -         -        -       -      -
      Forfeited                 -      -     -      (700)   10.00       -      -
                           ------   ------  ---   ------    -----  ------   ------

    Outstanding - end
         of year           47,800  $ 10.61  6.4   47,800  $ 10.61  36,500  $ 10.00
                           ======   ======  ===   ======    =====  ======   ======


      Exercisable at end
        of year            31,800  $ 10.61        21,800  $ 10.00  14,600  $ 10.00

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(11)  INCOME (LOSS) PER SHARE

      The following table sets forth the computations of basic and diluted income (loss), before extraordinary item, per share for the years ended December 31, 1998, 1997, and 1996:

                                          1998          1997          1996
                                          ----          ----          ----
      Numerator for basic and
        diluted income (loss) per
        share                        $ (29,984,806)  (3,270,514)    1,313,127
                                        ==========    =========     =========
      Denominator:
        Denominator for basic
         income (loss) per share
         weighted-average shares
         outstanding                     1,008,159      969,169       900,255
        Effect of dilutive
         securities:
         Employee stock options                  -            -         6,916
         Warrants                                -            -       145,009
                                        ----------    ---------    ----------

        Denominator for diluted
         income (loss) per share         1,008,159      969,169     1,052,180
                                         =========      =======     =========

        Income (loss) before
         extraordinary item per      $      (29.74)       (3.37)         1.46
         share - basic                       =====         ====          ====

        Income (loss) before
         extraordinary item per      $      (29.74)       (3.37)         1.25
         share - diluted                     =====         ====          ====


      Employee stock options and warrants which were outstanding during 1998 and 1997 were excluded from the computation of diluted income (loss) per share because the effect would be antidilutive.

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(12)  OPERATING SEGMENTS AND RELATED INFORMATION

      The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in 1998 which changes the methodology by which the Company reports information about its operating segments.

      The Company has two reportable operating segments consisting of (a) Apparel and (b) Screen Printing distribution. Each segment represents a business unit that offers different products to dissimilar customer groups. These segments are managed separately due to the different economic characteristics, products, services and distribution methods relative to each segment. The Company evaluates the performance of its operating segments based upon revenues, gross profit and operating income. Intersegment revenues are not significant. The accounting policies of the two reportable operating segments are the same as those described in note 1.

      The Apparel segment consists of the distribution of replacement parts, supplies and equipment, including embroidery and ancillary equipment, to apparel and other sewing products manufacturers and distributors. The segment is differentiated primarily by use of stitching equipment.

      The Screen printing segment involves the sale of machinery and supplies utilizing a process by which designs are applied to fabric or other material using patterned screens. This segment distributes a comprehensive line of textile screen printing supplies, including inks, chemicals, emulsions, screen frames, screen mesh and other accessory items.


                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      Segment information as of and for the years ended December 31, 1998, 1997 and 1996 follows:

                                       APPAREL    SCREEN PRINTING      TOTAL
                                       -------    ---------------      -----

      1998
         Revenues, net              $155,679,402    17,773,681     173,453,083
         Gross profit                 48,694,203     1,523,509      50,217,712
         Selling, general &
           administrative expenses    43,307,501     8,846,724      52,154,225
         Other operating expenses      1,814,933    10,288,750      12,103,683
         Operating income (loss)       3,571,770   (17,611,966)    (14,040,196)
         Total assets                113,076,208     7,833,835     120,910,043
         Capital expenditures            885,932        56,983         942,915

      1997
         Revenues, net              $153,837,798    26,493,763     180,331,561
          Gross profit                50,134,635     5,297,533      55,432,168
         Selling, general &
           administrative expenses    40,466,826     7,583,669      48,050,495
         Operating income (loss)       9,667,809    (2,286,136)      7,381,673
         Total assets                119,702,946    20,110,761     139,813,707
         Capital expenditures          1,753,256       213,540       1,966,796

      1996
         Revenues, net              $ 85,189,533    28,661,725     113,851,258
         Gross profit                 29,832,961     6,395,263      36,228,224
         Selling, general &
           administrative expenses    23,270,667     5,698,160      28,968,827
         Operating income              6,562,294       697,103       7,259,397
         Total assets                 56,755,855    23,022,633      79,778,488
         Capital expenditures            752,655       494,725       1,247,380

(13)  FOREIGN OPERATIONS

      Following is a summary of geographic area information, as measured by the locale of revenue-producing operations, for the years ended December 31, 1998, 1997 and 1996:

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997

                                          1998          1997          1996
                                          ----          ----          ----
      Net sales:
         United States               $ 151,445,400   159,849,118  101,022,121
         Canada                          3,367,461     3,338,919            -
         United Kingdom                  6,131,206     7,591,263    7,371,861
         Latin America                  12,509,016     9,552,261    5,457,276
                                      ------------   ------------ -----------
                                     $ 173,453,083   180,331,561  113,851,258
                                      ============   ===========  ===========

      Net income (loss):
         United States               $ (27,867,004)   (5,739,539)     680,988
         Canada                            81,794         53,637            -
         United Kingdom                (2,449,194)       138,424      301,818
         Latin America                      249,598      720,066      330,321
                                     -------------- ------------  -----------
                                     $ (29,984,806)   (4,827,412)   1,313,127
                                     =============  ============  ===========
      Identifiable assets:
         United States               $ 106,794,541    124,646,101   69,484,993
         Canada                          1,005,912      1,216,039            -
         United Kingdom                  5,561,415      7,535,673    7,110,908
         Latin America                   7,548,175      6,415,894    3,182,587
                                     -------------   ------------  -----------
                                     $ 120,910,043    139,813,707   79,778,488
                                      ============   ============  ===========

      Total  sales  to  unaffiliated   foreign   customers  were   approximately
      $42,200,000, $44,000,000, and $33,400,000 for the years ended December 31,
      1998, 1997 and 1996, respectively.

(14)  SIGNIFICANT SUPPLIERS

      The Company is the exclusive distributor of genuine replacement parts in the United States for Pegasus Sewing Machine Mfg. Co., Ltd. ("Pegasus"), a Japanese sewing equipment manufacturer. The Company's distribution agreement with Pegasus extends through 2000 and automatically renews for successive two-year periods unless notice of termination is given at least one year prior to December 31, 2000 or the end of any successive two-year period of exclusivity. In order to maintain the exclusivity of the Pegasus distribution agreements, the Company must meet certain performance targets. Historically, the Company has generally satisfied these requirements, although in certain prior years they were not satisfied and Pegasus waived such shortfalls. During the years ended December 31, 1998, 1997 and 1996, approximately 6%, 5% and 7%, respectively, of the Company's total purchases were from Pegasus.

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      Through December 31, 1998 the Company was the exclusive distributor of genuine replacement parts in the United States for Pfaff AG ("Pfaff"), a German sewing equipment manufacturer. Effective January 1, 1999, the Company became a non-exclusive distributor and Pfaff now has the ability to sell through its own distribution network. During the years ended December 31, 1998, 1997 and 1996, approximately 5%, 4% and 6%, respectively, of the Company's total purchases were from Pfaff.

      In 1997, through its acquisition of Macpherson, the Company obtained exclusive distribution rights in the United States and Canada for Barudan embroidery machines under a distribution agreement among the Company, Barudan Company, Ltd. ("Barudan"), and certain of its affiliates. The distribution agreement is until December 31, 2003 and automatically renews for a period of five years unless either party terminates such agreement on not less than 30 days notice. During the years ended December 31, 1998 and 1997, approximately 27% and 26% respectively, of the Company's total purchases were from Barudan and affiliated companies.

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

      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are approximately:

         YEAR ENDING DECEMBER 31,

               1999                                         $ 1,350,000
               2000                                           1,094,000
               2001                                             980,000
               2002                                             687,000

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


               2003                                             523,000
               Thereafter                                     1,214,000
                                                              ---------
                                                            $ 5,848,000
                                                              =========

      Total rental expense for the years ended December 31, 1998, 1997, and 1996 was approximately $2,127,000, $2,043,000, and $1,559,000, respectively.

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(16)  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

      During 1998, the Company effected a restructuring with respect to its screen printing segment, principally involving the departure from the Company of the former shareholders of Clinton and certain other employees and the discontinuance of the sale of screen printing equipment. As a result, the Company recorded a charge of $15.5 million in 1998. The charge included $1.8 million in severance benefits and other related costs, $8.5 million to write-off goodwill recorded when the Company acquired Clinton, as well as $5.2 million for the impairment of certain inventory and accounts receivable and other related costs. Of this amount, $10.3 million was reflected as other operating expenses, $2.8 million was charged to selling, general and administrative expenses and $2.4 million was charged to cost of goods sold.

      In December 1998, management decided to discontinue the operations of Willcox & Gibbs, Ltd., a subsidiary located in the United Kingdom. The Company intends to liquidate the related assets, which consist primarily of inventory, accounts receivable, investments in joint venture arrangements, and property and equipment. As a result, the Company recorded an impairment of property and equipment and joint venture investments, revised its estimate of the recoverability of inventory and accounts receivable and recorded $2,000,000 of expense in 1998. Of this amount, $1,100,000 has been reflected as other operating expenses, $500,000 has been recorded as cost of goods sold and $400,000 has been charged to selling, general and administrative expenses. The estimated net realizable value of the assets subject to disposition are recorded as assets held for sale in the accompanying 1998 consolidated balance sheet. The Company intends to liquidate such assets within one year.

      As a result of the Company's default on its senior note agreement in December 1998 (note 6), the Company began to incur costs in an effort to implement a financial restructuring. As of December 31, 1998, such costs totaled $711,413 and are reflected as other operating expenses. As discussed in note 18, the Company has subsequently filed a petition for protection under Chapter 11 of the Bankruptcy Code.

(17)  GUARANTOR SUBSIDIARIES

      Set forth below are condensed consolidating financial statements of the subsidiaries of the Company that have fully and unconditionally, jointly and severally guaranteed the Company's 12.25% Series B senior notes (the "Guarantor Subsidiaries") and the nonguarantor subsidiaries of the Company (the "Nonguarantor Subsidiaries"). Information with respect to the Company

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      (parent only) is not presented since it is a holding company with no operations and no assets other than its investments in its subsidiaries. As of the date of issuance of the 12.25% Series B senior notes, the Guarantor Subsidiaries were WG Apparel, Inc.; Leadtec Systems, Inc.; J&E Sewing Supplies, Inc.; W&G Daon, Inc.; Clinton Management Corp.; Clinton Machinery Corporation; Clinton Leasing Corp.; Clinton Equipment Corp.; Macpherson Meistergram, Inc.; and Paradise Color Incorporated, and the Nonguarantor Subsidiaries were Willcox & Gibbs, Ltd.; Sunbrand S.A. de C.V.; Sunbrand Caribe S.A.; M.E.C. (Sewing Machine Limited); Eildon Electronics Limited; Unity de Colombia, Ltda; Sunbrand de Colombia, Ltda; Emtex Leasing Corporation; and Geoffrey E. Macpherson Canada, Inc. The Guarantor Subsidiaries are wholly owned by the Company, and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company, except those generally applicable under relevant corporation laws. Separate financial statements of each Guarantor Subsidiary and the eliminating entries have not been included because management has determined that they are not material to investors.

      As discussed in note 18, each of the Guarantor Subsidiaries, and certain Nonguarantor Subsidiaries, filed a petition for protection under Chapter 11 of the Bankruptcy Code.

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                  DECEMBER 31, 1998
                                                (AMOUNTS IN THOUSANDS)
                                      _________________________________________
                                        GUARANTOR    NONGUARANTOR
               ASSETS                 SUBSIDIARIES   SUBSIDIARIES  CONSOLIDATED
                                      ____________   ____________  ____________

Cash                                  $      975           160          1,135
Accounts receivable, net                  26,130         4,541         30,671
Inventories                               31,824        13,465         45,289
Assets held for sale                           -         5,381          5,381
Other current assets                       4,371           133          4,504
                                         -------        ------        -------
      Total current assets                63,300        23,680         86,980

Property and equipment, net                3,508           247          3,755
Intangible assets, net                    26,360             -         26,360
Other assets                               2,121         1,694          3,815
                                         -------        ------        -------

                                        $ 95,289        25,621        120,910
                                          ======        ======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Revolver and current portion of
  long-term debt                        $100,661           829        101,490
Book overdrafts                            1,887           271          2,158
Trade accounts payable                    16,391         7,981         24,372
Accrued liabilities and other
  current liabilities                     11,900           720         12,620
                                         -------        ------        -------
      Total current liabilities          130,839         9,801        140,640
Accrued retirement benefits                2,075             -          2,075
                                         -------        ------        -------
      Total liabilities                  132,914         9,801        142,715
                                         -------        ------        -------

Intercompany, net                         (9,220)        9,220              -

Common stock                              10,337             -         10,337
Other equity(deficit)                    (38,742)        6,600        (32,142)
                                         -------        ------        -------
      Total stockholders' equity
      (deficit)                          (28,405)        6,600        (21,805)
                                         -------        ------        -------
                                        $ 95,289        25,621        120,910
                                          ======        ======        =======


                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                  DECEMBER 31, 1997
                                                (AMOUNTS IN THOUSANDS)
                                     __________________________________________
                                        GUARANTOR    NONGUARANTOR
               ASSETS                 SUBSIDIARIES   SUBSIDIARIES  CONSOLIDATED
                                      ____________   ____________  ____________

Cash                                    $  1,254            71          1,325
Accounts receivable, net                  32,067         6,399         38,466
Inventories                               42,370         6,365         48,735
Other current assets                       4,730           168          4,898
                                         -------        ------        -------
      Total current assets                80,421        13,003         93,424

Property and equipment, net                4,037         1,558          5,595
Intangible assets, net                    36,289             -         36,289
Other assets                               2,361         2,145          4,506
                                         -------        ------        -------

                                        $123,108        16,706        139,814
                                         =======        ======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Revolver and current portion of
  long-term debt                        $ 10,798           413         11,211
Book overdrafts                            3,233             -          3,233
Trade accounts payable                    22,563           691         23,254
Accrued liabilities and other
  current liabilities                      5,319         1,537          6,856
                                         -------        ------        -------

      Total current liabilities           41,913         2,641         44,554

Long-term debt, excluding current
  portion                                 83,917           825         84,742
Accrued retirement benefits                2,245           186          2,431
                                         -------        ------        -------
      Total liabilities                  128,075         3,652        131,727
                                         -------        ------        -------

Common stock subject to put option         3,000             -          3,000
Intercompany, net                         (5,627)        5,627              -

Common stock                               9,013             -          9,013
Other equity(deficit)                    (11,353)        7,427         (3,926)
                                         -------        ------        -------
      Total stockholders' equity          (2,340)        7,427          5,087
                                         -------        ------        -------

                                        $123,108        16,706        139,814
                                         =======        ======        =======

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                          FOR THE YEAR ENDED DECEMBER 31, 1998
                                                  (AMOUNTS IN THOUSANDS)
                                      __________________________________________
                                        GUARANTOR     NONGUARANTOR
                                       SUBSIDIARIES   SUBSIDIARIES  CONSOLIDATED
                                      _____________   ____________  ____________
Net sales                             $ 150,845          22,608       173,453
Cost of goods sold                      108,062          15,173       123,235
                                        -------          ------       -------
   Gross profit                          42,783           7,435        50,218
Selling, general, and administrative
   expenses                              45,292           6,862        52,154
Other operating expenses                 11,004           1,100        12,104
                                        -------          ------       -------
   Operating loss                       (13,513)           (527)      (14,040)

Interest expense                        (12,880)           (136)      (13,016)
Other, net                                 (117)           (491)         (608)
                                        --------         ------       -------
   Loss before income taxes             (26,510)         (1,154)      (27,664)

Income tax expense (benefit)              2,327              (6)        2,321
                                        --------         ------       -------

   Net loss                           $ (28,837)         (1,148)      (29,985)
                                        ========         ======       =======

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                                 (AMOUNTS IN THOUSANDS)
                                      ____________________________________________
                                         GUARANTOR    NONGUARANTOR
                                       SUBSIDIARIES   SUBSIDIARIES   CONSOLIDATED
                                       ____________   ____________   ____________
Net sales                              $ 161,346           18,986        180,332
Cost of goods sold                       112,820           12,080        124,900
                                        --------         --------       --------
   Gross profit                           48,526            6,906         55,432

Selling, general, and administrative      42,639            5,411         48,050
                                        --------         --------       --------
   expenses
   Operating income                        5,887            1,495          7,382

Interest expense                         (11,960)            (181)       (12,141)
Other, net                                   (26)              81             55
                                        --------         --------       --------
   Income (loss) before income taxes      (6,099)           1,395         (4,704)

Income tax expense (benefit)              (1,467)              33         (1,434)
                                        --------         --------       --------
   Income (loss) before extraordinary     (4,632)           1,362         (3,270)
     item

Extraordinary loss, net of income tax     (1,557)             --         (1,557)
  benefit                               --------         --------       --------

   Net income (loss)                   $  (6,189)           1,362         (4,827)
                                        ========         ========       ========

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                            FOR THE YEAR ENDED DECEMBER 31, 1996
                                                    (AMOUNTS IN THOUSANDS)
                                     ______________________________________________
                                         GUARANTOR    NONGUARANTOR
                                       SUBSIDIARIES   SUBSIDIARIES   CONSOLIDATED
                                       ____________   ____________   ____________
Net sales                              $  100,995          12,586        113,851
Cost of goods sold                         68,712           8,911         77,623
                                        ---------         -------       --------
   Gross profit                            32,283           3,945         36,228

Selling, general, and administrative       25,661           3,308         28,969
   expenses                             ---------         -------       --------
   Operating income                         6,622             637          7,259

Interest expense                           (4,602)           (222)        (4,824)
Other income, net                            (118)            133             15
                                        ---------        --------    ------------
   Income before income taxes               1,902             548          2,450

Income tax expense                            940             197          1,137
                                        ----------       --------     ----------

   Net income                           $     962             351          1,313
                                        =========        ========     ==========


                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                     (AMOUNTS IN THOUSANDS)
                                      ____________________________________________
                                         GUARANTOR    NONGUARANTOR
                                       SUBSIDIARIES   SUBSIDIARIES   CONSOLIDATED
                                       ____________   ____________   ____________

Cash flows from operating activities     $  (4,274)          740         (3,534)
                                          --------       -------       --------
Cash flows from investing activities          (664)         (236)          (900)
                                          --------       -------       --------

Cash flows from financing activities:
   Proceeds from debt issuance               5,914            --          5,914
   Principal payments on debt                 (181)         (413)          (594)
   Other changes                            (1,074)           --         (1,074)
                                          --------       -------       --------
                                             4,659          (413)         4,246
                                          --------       -------        --------

Effect of exchange rates                        --            (2)             (2)
                                          --------       -------        --------
   Net change in cash                         (279)           89            (190)

Cash at beginning of period                  1,254            71           1,325
                                          --------       -------        --------

Cash at end of period                    $     975           160           1,135
                                          ========       ========       ========


                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                              FOR THE YEAR ENDED DECEMBER 31, 1997
                                                      (AMOUNTS IN THOUSANDS)
                                      _____________________________________________
                                         GUARANTOR    NONGUARANTOR
                                       SUBSIDIARIES   SUBSIDIARIES   CONSOLIDATED
                                       ____________   ____________   ____________
Cash flows from operating activities    $ (7,706)             303         (7,403)
                                         -------          -------       --------

Cash flows from investing activities:
   Payment for business acquisitions     (37,369)              --        (37,369)
   Other changes                          (1,520)            (339)        (1,859)
                                         -------          -------       --------
                                         (38,889)            (339)       (39,228)
                                         -------          -------       --------

Cash flows from financing activities:
   Proceeds from debt issuance            94,532               --         94,532
   Principal payments on debt            (41,270)            (412)       (41,682)
   Payments for financing costs           (4,462)              --         (4,462)
   Repurchase    and   retirement   of
     warrant                              (3,026)              --         (3,026)
   Other changes                           1,733               --          1,733
                                         -------          -------        --------
                                          47,507             (412)        47,095
                                         -------          -------        -------

Effect of exchange rates                      --              (20)           (20)
                                         -------          -------        -------
   Net change in cash                        912             (468)           444

Cash at beginning of period                  342              539            881
                                         -------          -------        -------

Cash at end of period                   $  1,254               71          1,325
                                          ======         ========        =======


                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                            FOR THE YEAR ENDED DECEMBER 31, 1996
                                                   (AMOUNTS IN THOUSANDS)
                                     _____________________________________________
                                         GUARANTOR    NONGUARANTOR
                                       SUBSIDIARIES   SUBSIDIARIES   CONSOLIDATED
                                       ____________   ____________   ____________
Cash flows from operating activities    $  1,512           (1,462)           (50)
                                         -------          -------        -------

Cash flows from investing activities:
   Payment for business acquisitions,
     net of cash acquired                (12,012)              --        (12,012)
Other changes                               (921)            (250)        (1,171)
                                         -------          -------        -------
                                         (12,933)            (250)       (13,183)
                                         -------          -------        -------

Cash flows from financing activities:
   Proceeds from debt issuance            10,906            1,604         12,510
   Proceeds from sale of common stock      2,585               --          2,585
   Other changes                          (2,042)              --         (2,042)
                                         -------          -------        -------
                                          11,449            1,604         13,053
                                         -------          -------        -------

Effect of exchange rates                      --               42             42
                                         -------          -------        -------
   Net change in cash                         28              (66)           (38)

Cash at beginning of period                  315              605            920
                                         -------          -------        -------

Cash at end of period                   $    343              539            882
                                         =======          =======        =======


                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


(18)  BANKRUPTCY FILING AND OTHER SUBSEQUENT EVENTS

      (a)  BANKRUPTCY FILING:

      On April 20, 1999 (the "Petition Date"), Willcox & Gibbs, Inc. and twelve of its direct and indirect subsidiaries, WG Apparel, Inc., Leadtec, J&E Sewing Supplies, Inc., Daon, Inc., Clinton Management Corp., Clinton Machinery Corporation, Clinton Leasing Corp., Clinton Equipment Corp., Macpherson Meistergram, Inc., Geoffrey E. Macpherson Canada, Inc., Emtex Leasing Corporation and Paradise Color Incorporated, each filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code in the United States District Court for the District of Delaware (the "Bankruptcy Court"). The Company is in possession of its properties and assets and continues to manage its businesses with its existing directors and officers as debtors in possession subject to the supervision of the Bankruptcy Court.

      On the Petition Date, the Company also filed with the Bankruptcy Court a plan of reorganization (the "Plan") and proposed disclosure statement embodying the proposed restructuring. Under the terms of the Plan, the only impaired claims and interests are claims relating to the Senior Notes and interests represented by the existing Common Stock of the Company (the "Old Common Stock"). If the Plan is implemented, existing Senior Notes would be canceled and each holder thereof would receive a PRO RATA share of (a) $5,206,250 in cash; (b) $30,000,000 principal amount of a new issue of Series C Notes; and (c) shares of Class A Common Stock of the Company that represent 80% of the shares of the reorganized Company Common Stock to be outstanding on the effective date of the Plan. In addition, the Plan provides that Old Common Stock of the Company would be canceled, and each Holder thereof would receive a PRO RATA share of (a) shares of Class B Common Stock of the Company that represent 20% of the shares of the reorganized Company Common Stock to be outstanding on the effective date of the Plan; and (b) warrants to purchase 176,747 shares of Class A Common Stock of the Company exercisable at a purchase price of $.01 per share. Warrants for approximately the first third (55,921) of the shares of Class A Common Stock would be exercisable on or before the fifth anniversary of the effective date of the Plan, and only if the average daily closing price per share of the Class A Common Stock over a 20 business day period exceeds $65. Warrants for approximately the second third (58,864) of the shares of Class A Common Stock would be exercisable on or before the sixth anniversary of the effective date of the Plan, and only if the average daily closing price per share of the Class A Common Stock over a 20 business day period exceeds $75. Warrants for approximately the last third (61,962) of the shares of the Class A Common Stock would be exercisable on


                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


      or before the seventh anniversary of the effective date of the Plan, and only if the average daily closing price per share of the Class A Common Stock over a 20 business day period exceeds $85. The Plan contemplates that other claims against the Debtors arising prior to the Petition Date will be reinstated and paid in full.

      Implementation of the Plan is subject to a number of conditions, including receipt of acceptances from (i) the holders of claims with respect to the Senior Notes constituting at least two-thirds in dollar amount and more than one-half in number, counting only holders that vote, and (ii) the holders of at least two-thirds of the shares of Old Common Stock of the Company, counting only holders that vote. The Company must also arrange a new credit facility to fund the cash payments required under the Plan and to provide for the Company's ongoing liquidity needs. In addition, the Plan must be confirmed by the Bankruptcy Court.

      There can be no assurance that the Plan will be confirmed by the Bankruptcy Court, or that such Plan will be consummated. The Company has the exclusive right to pursue confirmation of a plan for 180 days after the Petition Date. There can be no assurance that the Bankruptcy Court would grant any extension of such exclusivity period if requested by the Company. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

      Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying consolidated financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going-concern and in the normal course of business. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

      (b)  SALE OF ASSETS BY WILLCOX & GIBBS, LTD.:

      On May 4, 1999, the Company sold certain assets held for sale by Willcox & Gibbs, Ltd. for cash of approximately $2 million, subject to adjustment (see note 16). A portion of the proceeds were used to repay the variable rate note payable by Willcox & Gibbs, Ltd. of approximately $1.1 million. (note 6).

                                                                     (Continued)

                    WILLCOX & GIBBS, INC. AND SUBSIDIARIES

               Schedule II - Valuation and Qualifying Accounts


                                                 ADDITIONS
                                        ___________________________
                              BALANCE AT  CHARGED TO   ALLOWANCE   DEDUCTIONS   BALANCE
                               BEGINNING   COSTS AND  OF ACQUIRED     FROM      AT END
                               OF PERIOD   EXPENSES   SUBSIDIARIES  RESERVES   OF PERIOD
                               _________  __________  ____________ _________   _________
Year ended December 31, 1998
   - allowance for doubtful    $4,315,000   1,812,000          -     676,000   5,451,000
                                =========   =========    =======     =======   =========
   accounts

Year ended December 31, 1997
   - allowance for doubtful    $2,419,000   1,594,000    780,000     478,000   4,315,000
     accounts                   =========   =========    =======     =======   =========

Year ended December 31, 1996
   - allowance for doubtful    $1,596,000     267,000    746,000     190,000   2,419,000
     accounts                  ==========   =========    =======     =======   =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                         Age (as of       Office & Principal Occupations
Name                      12/31/98)           During Last Five Years
_______________________  ___________ ___________________________________________

John K.  Ziegler<F1><F3>     61      Chairman of the Board,
                                     Chief Executive Officer and a Director of the Company (1994 to present); Chairman of the Board and Chief Executive Officer of the Company's Predecessor (1987 to 1994).

Maxwell L. Tripp<F1><F4>     59      President, Chief Operating Officer and a
                                     Director of the Company (1997 to
                                     present); Vice President of the Company
                                     (1994-1997); President of Sunbrand
                                     (1985-1997).

John K.  Ziegler,  Jr.<F5>    30     Vice  President and
                                     Chief  Financial  Officer  of  the  Company
                                     (1995 to present); Treasurer and Secretary of the Company (1994-1995); CPA at Coopers
                                     & Lybrand (1990-1994).

Jack Klasky<F6>              55      Vice President and a Director of the
                                     Company (1994 to present); President of
                                     Leadtec (1978 to present).

Alan B. Lee<F7>              51      Vice President and a Director of the
                                     Company (1994 to present); President of
                                     Unity (1985 to present).

Mary-Anne Kieran             39      Secretary of the Company (1995 to
                                     present); Secretary of the Company's
                                     Predecessor (1992-1994).

Richard J. Mackey<F2>        67      Director of the Company and Consultant
                                     to the Company (1997 to present);
                                     President and a Director of the Company
                                     (1994-1996); Chairman of the Board and
                                     Chief Financial Officer (August 1992 to
                                     February 1999) and Chief Executive
                                     Officer (August 1992 to May 1994) of
                                     Worldtex, Inc. (manufacturer of covered
                                     elastic yarns and narrow elastic
                                     fabrics).

                         Age (as of       Office & Principal Occupations
Name                      12/31/98)           During Last Five Years
_______________________  ___________ ___________________________________________

Christopher W. Roser<F1>     40      Director of the Company (1994 to
                                     present); General Partner of the Roser
                                     Partnerships I, II and III (venture
                                     capital partnerships) (1987 to present)

Frank E. Walsh,              32      Director of the Company (1994 to
III<F1><F2>                          present); Vice President of Jupiter
                                     Capital Management (a New Jersey registered
                                     investment    advisory   firm)   (1991   to
                                     present);  Director  of  Dynamotion/ATI,  a
                                     publicly traded capital goods  manufacturer
                                     for the printed circuit board industry

------------------------

<F1> Member of the Compensation and Stock Incentive Committee of the Board.

<F2> Member of the Audit Committee of the Board.

<F3>  Mr. Ziegler and WG Apparel are parties to an employment  contract pursuant to which WG Apparel employed Mr. Ziegler in an executive officer capacity. See Item 11. Executive Compensation--Employment Contracts.

<F4>  Mr. Tripp and WG Apparel are parties to an employment contract pursuant to which WG Apparel employed Mr. Tripp in an executive officer capacity.  See
      Item 11. Executive Compensation--Employment Contracts.

<F5>  Mr. Ziegler, Jr. and WG Apparel are parties to an employment contract pursuant to which WG Apparel employed Mr. Ziegler, Jr. in an executive officer capacity. See Item 11. Executive Compensation--Employment Contracts.

<F6>  Mr. Klasky,  WG Apparel and Leadtec are parties to an employment  contract pursuant to which WG Apparel and Leadtec employed Mr. Klasky in an executive officer capacity. See Item 11. Executive Compensation--Employment Contracts.

<F7>  Mr. Lee and WG Apparel are parties to an employment  contract  pursuant to which WG Apparel employed Mr. Lee in an executive  officer  capacity.  See
      Item 11. Executive Compensation--Employment Contracts.

      John K. Ziegler is the father of John K. Ziegler, Jr.

      The officers of the Company are elected annually by the Board.


ITEM 11.    EXECUTIVE COMPENSATION

            SUMMARY  COMPENSATION.   The  following  table  sets  forth  certain
information  concerning the compensation  earned during the years ended December

31, 1998, 1997 and 1996 for the Chief Executive Officer of the Company and its four other most highly compensated executive officers (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                       Annual        All Other
                                                    Compensation    Compensation
Name and Principal Position               Year    Salary  Bonus<F3>   <F1><F2>
______________________________________   ______  ________ ________  ____________
John K. Ziegler.......................    1998   $247,953 $           $3,000
                                                                 0
   Chairman of the Board, Chief           1997    246,631        0     3,000
   Executive Officer and Director         1996    200,000  100,000     3,000

Maxwell L. Tripp......................    1998    187,956   20,000     3,000
   President, Chief Operating Officer     1997    155,728   40,000     3,000
   and Director                           1996    124,908   60,908     3,000

Jack Klasky...........................    1998    157,501   28,550     3,000
   Vice President, President of Leadtec   1997    159,856   21,000     3,000
   and Director                           1996    154,908  100,151     3,000

Alan B. Lee...........................    1998    115,927   10,000     3,000
   Vice President, President of Unity     1997    117,911   10,009     3,000
   and Director                           1996    110,000   36,000     3,000

John K. Ziegler, Jr...................    1998    121,317   10,000     3,000
   Vice President and Chief Financial     1997     95,419   10,000     3,000
   Officer                                1996     88,422   25,000     3,000


------------------------

<F1> The aggregate amount of perquisites and other personal  benefits,  if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.

<F2>  Amounts shown reflect  matching  contributions  made by the Company to the
      Company's   Savings  and  Employee   Stock   Ownership   Plan,  a  defined
      contribution plan, of $3,000 on behalf of the indicated Named Executive Officers.

<F3>  Bonus awards for 1998 are estimated.


            AGGREGATED OPTIONS. The table below sets forth certain information with respect to options held as of December 31, 1998 by each Named Executive Officer.

                  AGGREGATED FISCAL YEAR-END OPTIONS VALUES


                                    Number of Securities
                                   Underlying Unexercised  Value of Unexercised
                                     Options at Fiscal      In-the-Money Options
                                         Year-End($)       at Fiscal Year-End($)
                                   ----------------------  ---------------------

                                        Exercisable(E)/      Exercisable (E)/
Name                                   Unexercisable (U)     Unexercisable (U)
_________________________________  ______________________  _____________________
John K. Ziegler...................           2,400(E)            $36,000
                                             1,600(U)             24,000

Maxwell L. Tripp..................           3,000(E)             45,000
                                             2,000(U)             30,000

Jack Klasky.......................           3,000(E)             45,000
                                             2,000(U)             30,000

Alan B. Lee.......................           3,000(E)             45,000
                                             2,000(U)             30,000

John K. Ziegler, Jr...............           1,200(E)             18,000
                                               800(U)             12,000

            RETIREMENT PLAN. Under the Company's non-contributory retirement plan, eligible employees will be entitled at the normal retirement age of 65 to an annual retirement benefit. The benefits payable under this plan were frozen as of July 31, 1998. Prior to the freeze, the participants annual accrued was equal to 1 1/4% of their earnings up to the maximum earnings subject to Social Security withholding and 1 1/2% of all earnings in excess of such amount but less than $160,400 (as adjusted annually for cost of living increases) for each full year of service under the plan. Benefits under this plan are 100% vested after five years of service. As of December 31, 1998, the estimated annual retirement benefits payable under the plan formula described above at current Social Security withholding rates, assuming that normal retirement occurs at age 65, to the Named Executive Officers are as follows: to Mr. Ziegler, $99,903; to Mr. Tripp, $33,313; to Mr. Klasky, $19,398; to Mr. Lee $28,188; to Mr. Ziegler, Jr., $3,257.

            Under the Company's supplemental retirement plan, key employees selected by the Compensation and Stock Incentive Committee (the "Compensation Committee") are entitled to an amount, payable monthly over a ten-year period following any specified event of retirement, death, disability or termination of employment, equal to a percentage (up to 40%) determined by the Compensation Committee of the portion (determined by the Compensation Committee) of the employee's base salary, (determined by the Compensation Committee), multiplied by the employee's years of participation in the plan (not exceeding 10). Thus, upon normal retirement at age 65 (or, if later, then years as a participant), an employee receiving the maximum award possible under the plan will receive a total retirement of 400% of base salary. If death or disability occurs before age 65, the employee will receive a total death or disability benefit of up to 400% of base salary. After three full years as a plan participant, 30% of the retirement benefit becomes vested and thereafter an additional 10% of the retirement benefit vests for each additional full year of service. Upon involuntary termination (other than for cause, a defined) of any participant's employment or upon voluntary early retirement of any "designated participant" selected by the Compensation Committee, a portion of the vested retirement benefit will be paid which is in the same ratio to the full vested benefit as the ratio of the total years worked for the Company to the total years which would have been worked to age 65. Amounts representing annual accruals under the plan have not been and cannot be readily calculated for individual participants. The Compensation Committee has determined Messrs. Ziegler, Tripp, Klasky, Lee and Ziegler, Jr. participate in the plan and are entitled to benefits of 40% of their base salary per year for 10 years.

EMPLOYMENT CONTRACTS

            Mr. Ziegler and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Ziegler in an executive officer capacity for an indefinite period, subject to termination by WG Apparel upon not less than one year written notice. The employment contract provides that Mr. Ziegler shall serve as Chairman of the Board and Chief Executive Officer of WG Apparel for so long as requested by WG Apparel's Board of Directors. Under the employment contract, Mr. Ziegler is entitled to receive a base salary (currently $250,000 per annum) and bonus or bonuses as may be provided by the Compensation Committee of the Board of Directors of WG Apparel (the "WGA Compensation Committee") pursuant to WG Apparel's Incentive Compensation Plan for Key
Employees (the "WGA Incentive Plan"), or any successor, replacement or additional incentive plan. Mr. Ziegler is to receive no less than eight percent (8%) of the annual amount available for distribution under the WGA Incentive Plan.

            Mr. Tripp and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Tripp in an executive officer capacity for an indefinite period, subject to termination by WG Apparel upon not less than one year written notice. The employment contract provides that Mr. Tripp shall serve as a Vice President of WG Apparel and as President of Sunbrand for so long as requested by WG Apparel's Board of Directors. Under the employment contract, Mr. Tripp is entitled to receive a base salary (currently $200,000 per annum) and bonus or bonuses as may be provided by the Compensation Committee pursuant to the WGA Incentive Plan, and Sunbrand's Incentive Compensation Plan, or any successor, replacement or additional incentive plan. Mr. Tripp is to receive no less than eight percent (8%) of the annual amount available for distribution under the WGA Incentive Plan, and no less than thirty percent (30%) of the annual amount available for distribution under Sunbrand's Incentive Compensation Plan or such lesser amount as provided under that plan.

            Mr. Ziegler, Jr. and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Ziegler, Jr. in an executive officer capacity for an indefinite period, subject to termination by WG Apparel upon not less than one year written notice. The employment contract provides that Mr. Ziegler, Jr. shall serve as Controller and Secretary of WG Apparel for so long as requested by WG Apparel's Board of Directors. Under the employment contract, Mr. Ziegler, Jr. is entitled to receive a base salary (currently $150,000 per annum) and bonus or bonuses as may be provided by the WGA Compensation Committee pursuant to the WGA Incentive Plan. WGA Incentive Plan, Mr. Ziegler, Jr. is to receive no less than three percent (3%) of the annual amount available for distribution under the WGA Incentive Plan.

            Mr. Klasky, WG Apparel and Leadtec are parties to an employment contract pursuant to which WG Apparel and Leadtec employ Mr. Klasky in an executive officer capacity for an indefinite period, subject to termination by WG Apparel and Leadtec upon not less than one year written notice. The employment contract provides that Mr. Klasky shall serve as a Vice President of WG Apparel and as President of Leadtec for so long as requested by WG Apparel's and Leadtec's Board of Directors. Under the employment contract, Mr. Klasky is entitled to receive a base salary (currently $180,000 per annum) and bonus or bonuses as may be provided by the WGA Compensation Committee pursuant to the WGA Incentive Plan, and Leadtec's Incentive Compensation Plan. Mr. Klasky will receive no less than eight percent (8%) of the annual amount available for distribution under the WGA Incentive Plan and no less than twenty percent (20%) from Leadtec's Incentive Compensation Plan.

            Mr. Lee and WG Apparel are parties to an employment contract pursuant to which WG Apparel employs Mr. Lee in an executive officer capacity for an indefinite period, subject to termination by WG Apparel upon not less than one year written notice. The employment contract provides that Mr. Lee shall serve as a Vice President of WG Apparel and as President of Unity for so long as requested by WG Apparel's Board of Directors. Under the employment contract, Mr. Lee is entitled to receive a base salary (currently $120,000 per annum) and bonus or bonuses as may be provided by the WGA Compensation Committee pursuant to the WGA Incentive Plan and Unity's Incentive Compensation Plan. Mr. Lee will receive no less than eight percent (8%) of the annual amount available for distribution under the WGA Incentive Plan and no less than one and three quarters percent (1.75%) from Unity's Incentive Compensation Plan.

            The Debtors intend to assume certain employment contracts after amendment in order to clarify certain terms (including the entitlement to severance in the event of termination) but such amendments will not alter the salary and benefits payable to the employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            Messrs.   Ziegler,   Tripp  and  Walsh  comprised  the  Compensation
Committee during 1998. During such time, Mr. Ziegler and Mr. Tripp were officers of the Company.

COMPENSATION OF DIRECTORS

            The Company does not pay fees to its directors for their services in such capacity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information as of December 31, 1998 regarding the beneficial ownership of: (i) each class of the Company's voting securities by each person who is known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and (ii) each class of equity securities of the Company by (a) each director of the Company, (b) each of the Named Executive Officers (as defined under the heading "Executive Compensation"), and (c) all directors and executive officers of the Company as a group.

                                                                     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER           NUMBER OF SHARES<F1>   CLASS<F2>
_____________________________________________  ___________________  ____________

John K. Ziegler...............................       92,063<F3>         7.3%
   c/o Willcox & Gibbs, Inc.
   900 Milik Street
   Carteret, New Jersey  07008

Richard J. Mackey.............................        71,232<F4>         5.7
   c/o Willcox & Gibbs, Inc.
   900 Milik Street
   Carteret, New Jersey  07008

The Roser Partnership II, Ltd.................        68,615<F5>         5.5
   1105 Spruce Street
   Boulder, Colorado  80302

Frank E. Walsh, III...........................       138,863<F6>        11.1
   330 South Street
   Morristown, New Jersey  07962

Jack Klasky...................................        33,161<F7>         3.2
   c/o Leadtec Systems, Inc.
   6800 Owensmouth Avenue
   Suite 320
   Canoga Park, California  91303

Alan B. Lee...................................         4,000<F8>         0.3
   c/o Unity Sewing Supply Co.
   900 Milik Street
   Carteret, New Jersey  07008

Maxwell L. Tripp..............................        43,290<F9>         3.4
   c/o Sunbrand
   3900 Green Industrial Way
   Atlanta, Georgia  30341

John K. Ziegler, Jr...........................        31,800<F10>        2.5
   c/o Willcox & Gibbs, Inc.
   900 Milik Street
   Carteret, New Jersey  07008

                                                                     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER           NUMBER OF SHARES<F1>   CLASS<F2>
_____________________________________________  ___________________  ____________

Company's Savings and Employee Stock Ownership       467,395            37.2
   Plan.......................................
   Frontier Trust Company
   c/o Bank of North Dakota
   700 East Main Avenue
   Bismarck, North Dakota 58501

All Company directors and executive officers as a    954,419 <F11>      77.7
   group (9 persons)..........................

-----------------------

<F1>  The persons included in the table had sole voting and investment power with respect to shares reported as beneficially owned, except as otherwise indicated in the following notes.

<F2>  Percentages are calculated by dividing (x) shares in the "Number of
      Shares" column by (y) the sum of shares outstanding on December 31, 1998 and the shares which a particular owner (or group of owners) has a right to acquire within 60 days of such dates.

<F3>  Included 16,730 shares of Common Stock in the Company held by Mr. Ziegler as trustee for the benefit of his wife, as to which Mr. Ziegler shares voting and investment power, and 3,200 shares for which options are presently exercisable.

<F4>  Included 1,800 shares for Common Stock in the Company for which options are presently exercisable.

<F5>  Christopher W. Roser, a director of the Company, is a principal of the general partner of the Roser Partnership II, Ltd.

<F6>  Includes  138,863  shares of Common  Stock in the  Company  held by the WG
Trust under which an uncle of Mr. Walsh acts as trustee and holds voting and investment power. Mr. Walsh is a beneficiary of such trust.

<F7>  Includes 4,000 shares of Common Stock in the Company for which options are presently exercisable.

<F8>  Includes 4,000 shares of Common Stock in the Company for which options are presently exercisable.

<F9>  Includes 4,000 shares of Common Stock in the Company for which options are presently exercisable.

<F10> Includes 1,800 shares of Common Stock in the Company for which options are presently exercisable.

<F11> Includes 18,800 shares of Common Stock in the Company for which options are presently exercisable.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

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

INDEX TO EXHIBITS

EXHIBIT                            DESCRIPTION
NUMBER                             ___________
_______

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

EXHIBIT                            DESCRIPTION
NUMBER                             ___________
_______

  4.1 Indenture, dated as of January 3, 1997, by and among Willcox & Gibbs, Inc., WG Apparel, Inc., Clinton Management Corp.,
         Clinton Machinery Corporation, Leadtec Systems, Inc., W&G
         Daon, Inc., J&E Sewing Supplies, Inc., W&G Tennessee Imports, Inc., Clinton Leasing Corp., Clinton Equipment Corp., Paradise Color Corp. (collectively, the "Subsidiary Guarantors"), and
         IBJ Schroder Bank & Trust Company, as Trustee, with respect to the 12 1/4% Senior Notes due 2003 -- Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

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

EXHIBIT                            DESCRIPTION
NUMBER                             ___________
_______

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

EXHIBIT                            DESCRIPTION
NUMBER                             ___________
_______

  10.14 Distribution Agreement, dated October 15, 1997, between MHM Siebdruckmashinen Gesmbh. KG. and Clinton Machinery Corp. -- Filed as
         Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

  10.15 Distribution Agreement, dated June 27, 1996, among Rhein-Nadel Maschinennadel Gmbh, Muva Maschinennadel Gmbh, WG, Inc., Unity Sewing Supply Co. and Sunbrand, as amended as of October 4, 1996. -- Filed as
         Exhibit 10.16 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.16 Second Revision of Fundamental Barudan Agreements and Contracts, dated November 27, 1996, among Barudan Company, Ltd., Barudan America, Inc. and Macpherson Meistergram, Inc. as amended by letter agreement dated December 4, 1996 -- Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.17 Revision of Fundamental Agreements and Contracts, dated June 1, 1994, among Barudan Company, Ltd., Barudan America, Inc. and Macpherson Meistergram, Inc. -- Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.18 Distribution Agreement, dated November 7, 1985, among Barudan Company, Ltd., Barudan America, Inc. and Macpherson Meistergram, Inc. -- Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.19 Asset Purchase Agreement, dated October 1996, between E.C. Mitchell Co. Inc., Everett Mitchell, as Seller, and WG Apparel, Inc., as Buyer -- Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.20 Loan Agreement, dated October 1996, between W&G, Ltd., as Borrower, and Coutts & Co., as Lender -- Filed as Exhibit 10.21 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.21 Consulting Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Neil A. Macpherson -- Filed as Exhibit 10.22 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.22 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Jerry Lee -- Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

EXHIBIT                            DESCRIPTION
NUMBER                             ___________
_______

  10.23 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Ronald P. Emerman -- Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.24 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Jeffrey L. Hickman -- Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.25 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Jacob G. Bumm -- Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.26 Employment Agreement, dated January 3, 1997, between Macpherson Meistergram, Inc. and Steven C. Edwards -- Filed as Exhibit 10.27 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.27 Warrant Redemption Agreement, dated December 17, 1996, among Willcox & Gibbs, Inc., NationsCredit Commercial Corporation and Bank of America Illinois -- Filed as Exhibit 10.28 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.28 Fundamental Agreement, dated October 1, 1986, among Barudan Co., Ltd., Geoffrey E. Macpherson Ltd. and Macpherson Inc.-- Filed as Exhibit
         10.29 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.29 Employment Agreement, dated June 27, 1994, between WG Apparel, Inc. and John K. Ziegler, Jr. -- Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.30 Amendment No. 2 to Warrantholders Rights Agreement, dated January 3, 1997, among Willcox & Gibbs, Inc., the Stockholders and Warrantholders -- Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.31 Amendment No. 1 to Warrantholders Rights Agreements, dated February 1, 1996, among Willcox & Gibbs, Inc., the Stockholders and Warrantholders -- Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

EXHIBIT                            DESCRIPTION
NUMBER                             ___________
_______

  10.32 Warrantholders Rights Agreement, dated July 13, 1994, among Investors, Stockholders and Warrantholders -- Filed as Exhibit 10.33 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.33 Form of Warrant -- Filed as Exhibit 10.34 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  10.34 Distributorship Agreement, dated as of October 1, 1998, between G.M. Pfaff AG and Willcox & Gibbs, Inc. -- Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 15, 1998 and incorporated herein by reference.

  21.1 Subsidiaries of Willcox & Gibbs, Inc. -- Filed as Exhibit 21.1 to the Company's Registration Statement on Form S-4 (No. 333-24507) and incorporated herein by reference.

  24.1 Powers of Attorney of certain directors and officers of the Company -- Filed as Exhibit 24.1 to The Company's Annual Report on Form 10-K for 1997 and incorporated herein by reference.

  27.1   Financial Data Schedule -- Filed with EDGAR copy only.


8-K REPORTS

      A Current Report on Form 8-K, dated December 15, 1998, was filed with the SEC on December 16, 1998, reporting under Items 5 and 7.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 3, 1999

                                        WILLCOX & GIBBS, INC.


                                        By:         /s/ John K. Ziegler
                                            --------------------------------
                                                      John K. Ziegler
                                                   CHAIRMAN OF THE BOARD,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 3, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

                SIGNATURE                                  TITLE
                _________                                  _____

           /S/ John K. Ziegler                Chairman, Chief Executive
------------------------------------------      Officer, Director and
             John K. Ziegler                    attorney-in-fact for persons
                                                indicated by an asterisk
                                                (Principal Executive Officer)

            Maxwell L. Tripp*                 President, Chief Operating
------------------------------------------      Officer and Director
             Maxwell L. Tripp

          John K. Ziegler, Jr.*               Chief Financial Officer
------------------------------------------      (Principal Financial and
           John K. Ziegler, Jr.                 Accounting Officer)

               Jack Klasky*                   Vice President and Director
------------------------------------------
               Jack Klasky

               Alan B. Lee*                   Vice President and Director
------------------------------------------
               Alan B. Lee

            Richard J. Mackey*                Director
------------------------------------------
            Richard J. Mackey

          Christopher W. Roser*               Director
------------------------------------------
           Christopher W. Roser

           Frank E. Walsh, III*               Director
------------------------------------------
           Frank E. Walsh, III


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
      SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No annual report or proxy material has been sent to security holders.