Form 10-Q
period 2001-03-31
WILLCOX & GIBBS INC /DE
filed 2001-05-30
CIK 1037070

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2001
Commission file number 000-32339

                              WILLCOX & GIBBS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                 22-3308457
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

12 Bank Street, Suite 101, Summit, New Jersey              07901
   (Address of principal executive offices)              (Zip Code)

                                 (908) 918-0110
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            No    X
     -----         -----

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    X       No
     -----         -----


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          DATE                        CLASS                SHARES OUTSTANDING

      April 30, 2001            Class A Common Stock            4,750,000
                                Class B Common Stock              250,000

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES

                                      INDEX



PART I - Financial Information                                              PAGE

               Unaudited Consolidated Balance Sheets at March 31, 2001
                    and December 31, 2000                                     3

               Unaudited Consolidated Statements of Operations for the
                    Three Months Ended March 31, 2001 and 2000                4

               Unaudited Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2001 and 2000                5

               Notes to Unaudited Consolidated Financial Statements           6

               Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9

               Quantitative and Qualitative Disclosures About Market
                    Risk                                                     12

PART II - Other Information                                                  13

Signature                                                                    14


                                       WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ASSETS                                           March 31,         December 31,
                                                                                      2001                2000
                                                                                  ------------        ------------
Current assets:
     Cash                                                                         $       380         $       180
     Trade accounts receivable, less allowance for doubtful accounts of
         $2,733 in 2001 and $2,956 in 2000                                             14,254              11,771
     Inventories                                                                       15,040              15,991
     Prepaid expenses and other current assets                                          2,569               3,284
                                                                                  ------------        ------------
         Total current assets                                                          32,243              31,226

Property and equipment, net                                                             2,410               2,455
Other assets                                                                            4,057               3,734
                                                                                  ------------        ------------

                                                                                  $    38,710         $    37,415
                                                                                  ============        ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Revolving line of credit                                                     $    15,059         $    14,064
     Trade accounts payable                                                             5,390               4,233
     Accrued and other current liabilities                                              4,895               5,803
                                                                                  ------------        ------------
         Total current liabilities                                                     25,344              24,100

Long-term debt                                                                          4,591               4,484
Accrued retirement benefits                                                             1,383               1,429
                                                                                  ------------        ------------
     Total liabilities                                                                 31,318              30,013
                                                                                  ------------        ------------

Stockholders' equity:
     Common stock:
       Class A, $.001 par value.  Authorized 15,500,000 shares; issued and
           outstanding 4,750,000 shares                                                     5                   5
       Class B, $.001 par value.  Authorized 3,000,000 shares; issued and
           outstanding 250,000 shares                                                       -                   -
     Additional paid-in capital                                                         7,979               7,979
     Accumulated deficit                                                                 (557)               (564)
     Cumulative translation adjustments                                                   (35)                (18)
                                                                                  ------------        ------------
         Total stockholders' equity                                                     7,392               7,402
                                                                                  ------------        ------------

                                                                                  $    38,710         $    37,415
                                                                                  ============        ============

                       See accompanying notes to unaudited consolidated financial statements.


                                       WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         Post-Confirmation         Pre-Confirmation
                                                                        ------------------        ------------------
                                                                           Three Months              Three Months
                                                                          Ended March 31,           Ended March 31,
                                                                        ------------------        ------------------
                                                                               2001                      2000
                                                                        ------------------        ------------------

Net sales                                                                   $    18,984               $    21,944

Cost of goods sold                                                               12,786                    14,583
                                                                        ------------------        ------------------
     Gross profit                                                                 6,198                     7,361

Selling, general, and administrative expenses                                     5,713                     7,530
                                                                        ------------------        ------------------
     Operating income (loss)                                                        485                      (169)

Interest expense (contractual interest expense of $3,260 for 2000)                 (476)                     (657)

Other income (expense), net                                                          (2)                       80
                                                                        ------------------        ------------------
     Income (loss) before reorganization items and income taxes                       7                      (746)

Reorganization items:
     Impairment of assets due to reorganization                                       -                     1,390
     Professional fees                                                                -                     2,548
                                                                        ------------------        ------------------

     Income (loss) before income taxes                                                7                    (4,684)

Income tax expense                                                                    -                       267
                                                                        ------------------        ------------------

     Net income (loss)                                                      $         7               $    (4,951)
                                                                        ==================        ==================

Basic and diluted net income (loss) per share                               $      0.00               $     (4.17)
                                                                        ==================        ==================

                            See accompanying notes to unaudited consolidated statements.


                                       WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)


                                                                         Post-Confirmation         Pre-Confirmation
                                                                        ------------------        ------------------
                                                                           Three Months              Three Months
                                                                          Ended March 31,           Ended March 31,
                                                                        ------------------        ------------------
                                                                               2001                      2000
                                                                        ------------------        ------------------

Cash flows from operating activities:
     Net income (loss)                                                      $        7                $   (4,951)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                             121                       179
         Provision for losses on accounts receivable                                 -                       439
         Amortization of debt discount                                             107                         -
         Impairment of assets held for sale                                          -                     1,390
         Changes in operating assets and liabilities:
              Assets held for sale                                                   -                       798
              Accounts receivable                                               (2,483)                    2,421
              Inventories                                                          951                       748
              Prepaid expenses and other current assets                            715                      (771)
              Other assets                                                        (323)                      615
              Trade accounts payable and other liabilities                         203                     1,648
                                                                        ------------------        ------------------
         Net cash provided by (used in) operating activities                      (702)                    2,516
                                                                        ------------------        ------------------

Cash used in investing activities - capital expenditures                           (76)                     (122)
                                                                        ------------------        ------------------

Cash flows provided by (used in) financing activities - net
     proceeds from revolving line of credit                                        995                    (2,693)
                                                                        ------------------        ------------------

Effect of exchange rate changes on cash                                            (17)                       (5)
                                                                        ------------------        ------------------

     Net change in cash                                                            200                      (304)
Cash at beginning of period                                                        180                       959
                                                                        ------------------        ------------------
Cash at end of period                                                       $      380                $      655
                                                                        ==================        ==================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                               $      369                $      657
                                                                        ==================        ==================

                       See accompanying notes to unaudited consolidated financial statements.

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Willcox & Gibbs, Inc. and subsidiaries ("W&G" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements included in filings the Company has made with the Securities and Exchange Commission, including its Registration Statement on Form 10, as amended.

      In accordance with AICPA Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE (SOP 90-7), the Company adopted "fresh-start reporting" and reflected the effects of such adoption in the financial statements as of and for the periods subsequent to May 1, 2000. The financial statements since May 1, 2000, have been separated from prior period amounts by a bold line to signify that the consolidated statements of operations and cash flows after May 1, 2000, are those of a new reporting entity and have been prepared on a basis not comparable to prior periods.

2.    SALE OF CLINTON

      On March 30, 2001, the Company entered into an agreement to sell certain assets of its screen printing segment for a minimum of $360,000, payable in equal monthly installments beginning May 1, 2001. The Company did not record a gain or loss on this sale.

3.    CHAPTER 11 BANKRUPTCY REORGANIZATION

      On April 20, 1999, the Company and its domestic subsidiaries each filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code ("Chapter 11") with the U.S. District Court for the District of Delaware (the "Bankruptcy Court"). The Company filed a plan of reorganization (the "Plan") to consummate a financial restructuring that had been negotiated by the Company, certain of its major creditors and certain holders of the Company's outstanding 12.25% Series B Senior Notes (the "Notes") which was confirmed by the Bankruptcy Court on April 3, 2000 and became effective on May 1, 2000 (the "Effective Date"). The Company was operating as debtor-in-possession subject to the supervision of the Bankruptcy Court until May 1, 2000.

      Under the terms of this Plan, the only impaired claims and interests were claims relating to the Notes, unsecured other affiliate claims, general unsecured claims, convenience claims, and the interest represented by the predecessor common stock of W&G. Pursuant to the Plan, $85.0 million in Notes were canceled and each Holder thereof received a pro rata share, together with general unsecured creditors that elected to receive a stock distribution, of
4.75 million shares of Class A common stock of the reorganized W&G less 750,013 shares reserved for unsettled claims and trade claim noteholders. The 4.75 million shares of Class A common stock represented, as of the Effective Date, 95% of the shares of the W&G common stock. In addition, the Plan provided that the predecessor common stock of W&G be canceled and each holder thereof became entitled to receive a pro rata share of (a) 250,000 shares of Class B common stock of the reorganized W&G and (b) Series A, B and C Warrants (the "Warrants"), exercisable subject to certain conditions, for a total of 1.2 million shares of Class B common stock. The 250,000 shares of Class B common stock represented, as of the Effective Date, 5% of the shares of the reorganized Company common stock. The shares of Class B Stock were issued pursuant to the Plan to enable the former holdees of predecessor common stock to vote separately as a class for two directors prior to May 1, 2002.

      Any or all of the Class B common stock may be converted to Class A common stock on a share-by-share basis, at the election of the Holder of the Class B common stock to be converted. Effective May 1, 2002, all Class B common stock will be automatically converted to Class A common stock.

      The shares of Class B common stock were issued pursuant to the Plan to enable the former holders of predecessor common stock to vote separately as a class for two directors prior to May 1, 2002.

      The 250,000 shares of Class B common stock represented, as of the Effective Date, 5% of the common stock of the Company. The Series A, B, and C Warrants are for the purchase of a total of 1,170,253 additional shares of Class B common stock of the Company, exercisable at a purchase price of $.01 per share. None of the Warrants may be exercised until the next business day after the second anniversary of the Effective Date, unless there has been a "Change in Control" (as defined in the Plan).

      The Series A Warrants for 363,081 of the shares of Class B common stock are exercisable if (a) the average daily closing price per share of the Class A common stock over a 20-day trading period equals or exceeds $4.00; or (b) there is a Change in Control before the Warrants expire. These Warrants expire on the next business day after the fifth anniversary of the Effective Date.

      The Series B Warrants for 389,446 of the shares of Class B common stock are exercisable if (a) the average daily closing price per share of the Class A common stock over a 20-day trading period equals or exceeds $5.00; or (b) there is a Change in Control before the Warrants expire. These Warrants expire on the next business day after the sixth anniversary of the Effective Date.

      The Series C Warrants for 417,726 of the shares of Class C common stock are exercisable if (a) the average daily closing price per share of the Class A common stock over a 20-day trading period equals or exceeds $6.00; or (b) there is a Change in Control before the Warrants expire. These Warrants expire on the next business day after the seventh anniversary of the Effective Date.

      Notwithstanding the terms and conditions to the exercise of the Warrants set forth above, the board of directors of the Company, at any time, may provide for exercise of the Warrants on terms and conditions that are, in every material respect, more favorable to the holders of the Warrants.

      Holders of general unsecured claims and trade claims were offered on the following alternative distributions: (a) cash distribution of 25% of the allowed claim, not to exceed $3,000; or (b) stock distribution which is a pro rata share, together with the holders of the Notes referred to above, of the 4.75 million shares of Class A common stock, minus the common stock reserve for trade claim notes. Convenience claims were offered a cash distribution equal to 40% of the allowed claim.

      The holders of general unsecured claims that were "Trade Creditors" under the Plan and that agreed to extend "Post-Confirmation Unsecured Credit" (as defined in the Plan), which was accepted by the Company, became entitled under the Plan to receive Trade Claim Notes. These Notes equaled 100% of the allowed trade claim of such trade creditor, payable in equal annual installments over seven years. Under certain circumstances, the unpaid amount of a Note may be converted into the number of shares of Class A common stock that would have been distributed to such trade creditor had such amount been treated as an allowed general unsecured claim electing a stock distribution.

      Pursuant to the Plan, the Company's certificate of incorporation and bylaws were amended and restated in their entirety. As of the Effective Date, the Company was obligated under the Plan to issue 4.75 million shares of Class A common stock and 250,000 shares of Class B common stock. In addition, 1.2 million shares of Class B common stock were reserved for issuance upon exercise of the Warrants.

4.    EARNINGS (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2001 and 2000:

                                                                       Post-Confirmation         Pre-Confirmation
                                                                      -------------------       ------------------
                                                                              2001                     2000
                                                                      -------------------       ------------------

  Numerator for basic and diluted net income (loss) per share            $         7,000          $    (4,951,000)
                                                                      ===================       ==================

  Denominator for basic and diluted loss per
     share-weighted-average shares outstanding                                 5,000,000                1,186,555
                                                                      ===================       ==================

   Basic and diluted net income (loss) per share                         $          0.00          $         (4.17)
                                                                      ===================       ==================


5.    COMPREHENSIVE INCOME (LOSS)

      The Company applies the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires the reporting of other comprehensive income
(loss) in addition to net income (loss) from operations. The Company's other comprehensive loss for the quarters ended March 31, 2001 and 2000 consisted of foreign currency translation adjustments totaling $17,000 and $5,000, respectively. Comprehensive loss totaled $10,000 and $5.0 million for the quarters ended March 31, 2001 and 2000, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

      Willcox & Gibbs, Inc. ("Willcox & Gibbs" or the "Company") is a holding company engaged through its subsidiaries in the distribution of replacement parts, supplies and ancillary equipment to apparel manufacturers, decorated products manufacturers and other sewn products industries. The Company currently operates through several principal business units: its Sunbrand division ("Sunbrand"), which is a distributor of replacement parts, supplies and ancillary equipment to manufacturers of apparel and other sewn products, its Macpherson Meistergram Inc. ("Macpherson") subsidiary, which is a distributor of replacement parts, supplies and ancillary equipment to manufacturers of decorated products, and its Leadtec Systems, Inc. ("Leadtec") subsidiary, which develops and supplies computer-based production planning and control systems for the apparel industry. In addition, the Company's Emtex Leasing Corporation ("Emtex") subsidiary provides lease financing for equipment and software sold by the Company's businesses and embroidery equipment formerly sold by Macpherson. Sunbrand, the Company's largest business unit, provides distribution, administrative services, accounting and collection functions for Macpherson.

CHAPTER 11 BANKRUPTCY REORGANIZATION

      As a result of the decline in the Company's results of operations in 1998, the Company was unable to make the interest payment on its 12 1/4% Senior Notes due 2003 (the "Senior Notes") scheduled for December 15, 1998. On April 20, 1999, the Company and twelve of its direct and indirect subsidiaries (collectively, the "Debtors"), WG Apparel, Inc. ("WG Apparel"), Leadtec, J&E Sewing Supplies, Inc., W&G Daon, Inc., Clinton Management Corp., Clinton Machinery Corporation, Clinton Leasing Corp., Clinton Equipment Corp. (together with the preceding three companies, "Clinton"), Macpherson Meistergram, Inc., Geoffrey E. Macpherson Canada, Inc., Emtex Leasing Corporation and Paradise Color Incorporated, each filed voluntary petitions for protection and reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States District Court for the District of Delaware (the "Bankruptcy Court"). On May 1, 2000 (the "Effective Date"), the Company's plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code became effective. See note 3 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the terms of the Plan.

      In accordance with AICPA Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE (SOP 90-7), the Company adopted "fresh-start reporting" and reflected the effects of such adoption in the financial statements as of and for the periods subsequent to May 1, 2000. The financial statements since May 1, 2000, have been separated from prior period amounts by a bold line to signify that the consolidated statements of operations and cash flows after May 1, 2000, are those of a new reporting entity and have been prepared on a basis not comparable to prior periods.

RESULTS OF OPERATIONS

      The following table sets forth the percentages that certain income and expense items bear to net sales for the periods indicated.

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             -----------------------
                                                                 2001         2000
                                                             ------------ ------------

Net sales                                                       100.0%        100.0%
Gross profit                                                     32.6          33.5
Selling, general and administrative expenses                     30.1          34.3
Operating income (loss)                                           2.6          (0.8)
Interest expense                                                 (2.5)         (3.0)
Income taxes                                                       -           (1.2)
Net income (loss)                                                  -          (22.6)
                                                             ============ ============

 THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

      Net sales were $19.0 million in the first three months of 2001, a decrease of $3.0 million, or 13.5%, as compared to the first three months of 2000. The decline was the result of a continuing decline in the U.S. of apparel manufacturing and markets for decorated products, including screen printing and embroidery products. The decline was also the result of the sale of the embroidery machine business in January 2000 and the sale of the Company's Unity division in May 2000.

      Gross profit in the first three months of 2001 was $6.2 million, a decrease of $1.2 million, or 15.8%, as compared with the same period of 2000. As a percentage of net sales, gross profit in the first three months of 2001 was 32.6%, as compared with 33.5% in the same period of 2000. The decrease in gross profit percentage was primarily attributable to the Company's Unity operation included in 2000 operations. This operation, which traditionally had higher margins than the Company's other operations, was sold in May 2000.

      Selling, general and administrative expenses in the first three months of 2001 were $5.7 million, a decrease of $1.8 million, or 24.1%, as compared to the first three months of 2000. The Company continues to be successful in reducing expenses in 2001 by extensive restructuring of the Company as a result of the aforementioned sale of certain operations. As a percentage of sales, such expenses decreased to 30.1% for the first three months of 2001, from 34.3% for the same period of 2000.

      Operating income in the first three months of 2001 was $0.5 million, as compared to an operating loss of $0.2 million in the first three months of 2000. The increase in operating income resulted from the factors discussed above.

      Interest expense was $0.5 million in the first three months of 2001, a decrease of $0.2 million, or 27.5%, as compared with the first three months of 2000. The decrease in interest expense was a result of lower borrowings and lower interest rates in 2001 over the same period in 2000.

      Reorganization costs in 2000 were $3.9 million relating to costs associated with the bankruptcy reorganization. No such costs were incurred in 2001.

      Income tax expense for the first three months of 2000 was $0.3 million related to the Company's Mexico subsidiary.

      Net income in the first three months of 2001 was $7,000, compared to a net loss of $5.0 million in the first three months of 2000. The improvement was attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its working capital requirements, capital expenditures and acquisitions from cash provided by operations, borrowings under its credit facilities and proceeds from the issuance of debt and equity securities. Management believes that cash flows from operations, sales of assets and its existing credit facility will provide sufficient liquidity for at least the next 12 months.

      At March 31, 2001, the Company had outstanding indebtedness of $19.7 million and cash of $0.4 million. In addition, approximately $0.7 million was available for borrowings under the Company's Credit Agreement.

      The Company's capital expenditures during the first three months of 2001 aggregated approximately $0.1 million. Such expenditures were primarily for computer, office and warehouse equipment and improvements.

      Net cash used in the Company's operating activities was $0.7 million during the first three months of 2001 principally due to working capital changes. Net cash provided by financing activities during the first three months of 2001 aggregated $1.0 million.

NEW ACCOUNTING STANDARD

      SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its business, the Company does not expect a material change to its results of operations as a result of adopting SFAS 140.

FORWARD-LOOKING STATEMENTS

      Statements made in this Form 10-Q for the quarter ended March 31, 2001 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings, including under the caption "Certain Factors that May Affect Results of Operations" in the Company's Registration Statement on Form 10, as amended, filed with the SEC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company, in the normal course of business, is exposed to the risk of loss from non-performance by its customers for amounts due the Company through the extension of credit. The Company controls credit risk exposure through credit approvals, credit limits, and monitoring procedures.

      The Company's sales are predominantly denominated in the local currency of the subsidiary originating the sale. A significant decline in the value of currencies of the foreign countries in which the Company does business could have a material adverse impact on the Company's business, financial condition and result of operations. The Company had no derivative financial instruments related to foreign currency exchange rates at March 31, 2001 or December 31, 2000.

      The Company's primary source of funds other than cash from operations is borrowings under its revolving credit facility, which incurs interest at variable rates.

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

                     WILLCOX & GIBBS, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (b)   Reports on Form 8-K

            During the quarter ended March 31, 2001, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WILLCOX & GIBBS, INC.
                                            (Registrant)


Date  May 30, 2001                          By     /S/ JOHN K. ZIEGLER, JR.
                                              ----------------------------------
                                              John K. Ziegler, Jr.
                                              Vice President
                                              and Chief Financial Officer